Form 10-Q
period 2012-10-31
Flow Tech Solutions Inc.
filed 2013-01-23
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-183239

FLOW TECH SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

205 SE Spokane Street, Suite 395, Portland, Oregon	97202
(Address of principal executive offices)	(Zip Code)

(702) 789-0497
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) /of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

25,000,000 common shares issued and outstanding as of October 31, 2012

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	4 5 6 7 8
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	10
Item 4T.	Controls And Procedures	13

PART II – OTHER INFORMATION		13
Item 1.	Legal Proceedings:	13
Item 2.	Unregistered Sales Of Equity Securities	13
Item 4.	Submission Of Matters To A Vote Security Holders:	13
Item 5.	Other Information:	13
Item 6.	Exhibits	14
Item 7.	Signature	14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on August 10, 2012 and can be found on the SEC website at www.sec.gov.

3

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

October 31, 2012

(unaudited)

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	October 31, 2012 $	April 30, 2012 $
	(unaudited)
ASSETS

Cash	351	14,440

Total Assets	351	14,440

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	5,579	5,579

Total Liabilities	5,579	5,579

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	41,687	–

Accumulated deficit during the development stage	(16,139)	(16,139)

Total Stockholders’ Deficit	(5,228)	(8,861)

Total Liabilities and Stockholders’ Deficit	351	14,440

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended October 31, 2012 $	For the period from August 8, 2011 (date of inception) to October 31, 2011 $	For the Six Months Ended October 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to October 31, 2012 $

Revenue	–	–	–	–

Operating Expenses

General and administrative	239	–	822	1,382
Professional fees	2,097	–	13,267	28,846

Total Operating Expenses	2,336	–	14,089	30,228

Loss from operations	(2,336)	–	(14,089)	(30,228)

Other Income and Expense	–	–	–	–

Net Loss	(2,336)	–	(14,089)	(30,228)
Net Loss per Share – Basic and Diluted	(0.00)	–	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	–	25,000,000

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Statement of Cashflows

(unaudited)

	For the Six Months Ended October 31, 2012 $	For the period from August 8, 2011 (date of inception) to October 31, 2011 $	Accumulated from August 8, 2011 (date of inception) to October 31, 2012 $

Operating Activities

Net loss for the period	(14,089)	–	(30,228)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	–	–	5,579

Net Cash Used In Operating Activities	(14,089)	–	24,649

Financing Activities

Proceeds from sale of common stock	–	–	25,000

Net Cash Provided by Financing Activities	–	–	25,000

Increase in Cash	(14,089)	–	351

Cash – Beginning of Period	14,440	–	–

Cash – End of Period	351	–	351

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

1. Organization and Business Operations

Flow Tech Solutions Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 8, 2011.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of October 31, 2012 the Company has $351 in cash.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5. Common Shares

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.001 per share.

During February 2012, the Company issued 15,000,000 shares of common stock at a price of $0.001 per share for proceeds of $15,000 to Yong Ok Cho, its President.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During February 2012, Company issued 10,000,000 shares of common stock under a private placement agreement to various investors at $0.001 per share. Company received a total of $10,000 net of offering proceeds.

There were no further issuances of stock as at October 31, 2012.

6. Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Our massage clinic is targeted towards men and women who need a retreat from the urban grind and a place to refresh and renew while enjoy the amenities and full services of a massage clinic.  Carson, California, and its surrounding cities, is an affluent area with a diverse demographic spread.  There are professional adults in Carson, Inglewood, and Torrance who need a more local massage therapy clinic to visit.  According to the 2010 Census, Carson, California has population of 91,714 with average household income of $68,965.  Over 50% of the population is between the ages of 25 to 64.  As well, Torrance, California has a population of 145,538 (2010 Census) with nearly 56% of the population being between the ages of 25 to 64.  With over 236,000 people living in both cities and over half of them over the age of 25, we believe that the 11 massage therapy clinics that are currently in business in the local neighborhoods are not enough to meet the current demand.

We will locate our office in the new development of Carson Street and Avalon Blvd Southwest corner in a 4,000 square feet space.  Work is underway to transform Carson Street into a much more vibrant and attractive “Main Street” environment with a dramatic facelift featuring a distinctive pedestrian-friendly design.  The project consists of remodeling and construction of the new shops, offices and restaurants, improved parking and traffic circulation, and new landscaping, lighting and signage.  We plan to take advantage of this new development with the opening of our clinic.  This new development has a very cozy, relaxing and casual ambience that is perfectly suited for potential clinic clients.

The nearest competitor is 10 miles from Carson and does not offer the full range of activities we propose.  We intend to be a premier, upper market establishment.  The main market sectors we will penetrate are to offer massage therapy services to:

• Clients recovering from injuries or accidents

• Clients pampering themselves

• Clients who prefer alternative health care

• Serious athletes

Liquidity and Capital Resources

Cash Flows
	Six months ended October 31, 2012	From inception (August 8, 2011) to October 31, 2011	Since inception (August 8, 2011) to October 31, 2012

Net Cash From Used in Operating Activities	$(14,089)	$0	$24,649
Net Cash Used by Investing Activities	$0	$0	$0
Net Cash From Financing Activities	$0	$0	$25,000
Net Increase (Decrease) in Cash During the Period	$(14, 089)	$0	$351

Through October 31, 2012, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $30,228.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (August 8, 2011) to the quarter ended October 31, 2012 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Six Months Ended October 31, 2012 and 2011

Revenues

Revenues for the six months ended October 31, 2012, and October 31, 2011 were $0 and $0, respectively.

Net Loss

For the six months ended October 31, 2012 and October 31, 2011 we incurred net losses of $14,089 and $0, respectively.

Expenses

Our total expenses for the six months ended October 31, 2012 were $14,089 which consisted of $13,267 of professional fees and $822 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses.  For the six months ended October 31, 2011 we incurred total expenses of $0. Since inception (August 8, 2011) to October 31, 2012, we incurred total expenses of $30,228, which consisted of $28,846 of professional fees and $1,382 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 23, 2013

/s/ Yong Ok Cho
Yong Ok Cho
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director