Form 10-Q
period 2013-01-31
Flow Tech Solutions Inc.
filed 2013-03-18
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

25,000,000 common shares issued and outstanding as of January 31, 2013

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	4 5 6 7
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	9
Item 4T.	Controls And Procedures	12

PART II – OTHER INFORMATION		13
Item 1.	Legal Proceedings:	13
Item 2.	Unregistered Sales Of Equity Securities	13
Item 4.	Submission Of Matters To A Vote Security Holders:	13
Item 5.	Other Information:	13
Item 6.	Exhibits	14
Item 7.	Signature	14

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

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

January 31, 2013

(unaudited)

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	January 31, 2013 $	April 30, 2012 $
	(unaudited)
ASSETS

Cash	10,921	14,440

Total Assets	10,921	14,440

LIABILITIES

Current Liabilities
Director Loan	21,000
Accounts payable and accrued liabilities	5,579	5,579

Total Liabilities	26,579	5,579

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	–	–

Accumulated deficit during the development stage	(40,658)	(16,139)

Total Stockholders’ Deficit	(15,658)	(8,861)

Total Liabilities and Stockholders’ Deficit	10,921	14,440

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended January 31, 2013 $	For the Three Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2013 $	For the Period from August 8, 2011 (date of inception) to January 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to January 31, 2013 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	3,075	–	3,897	–	4,457
Professional fees	7,355	–	20,622	–	36,201

Total Operating Expenses	10,430	–	24,519	–	40,658

Loss from operations	(10,430)	–	(24,519)	–	(40,658)

Other Income and Expense	–	–	–	–	–

Net Loss	(10,430)	–	(24,519)	–	(40,658)
Net Loss per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	–	25,000,000	–

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statement of Cashflows

(unaudited)

	For the Nine Months Ended January 31, 2013 $	From August 8, 2011 (date of inception) to January 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to January 31, 2013 $

Operating Activities

Net loss for the period	(24,519)	–	(40,658)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	–	–	5,579

Net Cash Used In Operating Activities	(24,519)	–	(35,079)

Financing Activities

Proceeds from related-party payable	21,000		21,000
Proceeds from sale of common stock	–	–	25,000

Net Cash Provided by Financing Activities	21,000	–	46,000

Increase in Cash	3,519 33	–	10,921

Cash – Beginning of Period	14,440	–	–

Cash – End of Period	10,921	–	10,921

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statement

(unaudited)

1. Organization and Business Operations

Flow Tech Solutions Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on August 8, 2011.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of January 31, 2013 the Company has $10,921 in cash.

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

2. Summary of Significant Accounting Policies (continued)

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. Common Shares

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

There were no further issuances of stock as at January 31, 2013.

4. Subsequent Events

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

The nearest competitor is 10 miles from Carson and does not offer the full range of activities we propose.  We intend to be a premier, upper market establishment.  The main market sectors we will penetrate are to offer massage therapy services to:

• Clients recovering from injuries or accidents

• Clients pampering themselves

• Clients who prefer alternative health care

• Serious athletes

Liquidity and Capital Resources

Cash Flows
	Nine months ended January 31, 2013	From inception (August 8, 2011) to January 31, 2012	Since inception (August 8, 2011) to January 31, 2013

Net Cash From Used in Operating Activities	$(24,519)	$0	$(35,079)
Net Cash Used by Investing Activities	$0	$0	$0
Net Cash From Financing Activities	$21,000	$0	$46,000
Net Increase (Decrease) in Cash During the Period	$(3,519)	$0	$10,921

Through January 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $40,658.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (August 8, 2011) to the quarter ended January 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Nine Months Ended January 31, 2013 and 2012

Revenues

Revenues for the nine months ended January 31, 2013, and January 31, 2012 were $0 and $0, respectively.

Net Loss

For the nine months ended January 31, 2013 and January 31, 2012 we incurred net losses of $24,519 and $0, respectively.

Expenses

Our total expenses for the nine months ended January 31, 2013 were $24,519 which consisted of $20,622 of professional fees and $3,897 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses.  For the nine months ended January 31, 2012 we incurred total expenses of $0. Since inception (August 8, 2011) to January 31, 2013, we incurred total expenses of $40,658, which consisted of $36,201 of professional fees and $4,457 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 18, 2013

/s/ Yong Ok Cho
Yong Ok Cho
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director