Form 10-Q/A
period 2013-01-31
Flow Tech Solutions Inc.
filed 2013-03-18
CIK 1554906

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on March 18, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to  include some changes to the Statements of Operations which were not correctly reflected on the EDGARized version of the Original Filing. Also, the supporting data files failed to properly upload to EDGAR with the main document files.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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