Form 10-Q/A
period 2013-01-31
Flow Tech Solutions Inc.
filed 2013-03-18
CIK 1554906

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on March 18, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to  include the supporting data files which failed to properly upload to EDGAR with the main document files on the EDGARized version of the Original Filing.

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