Form 10-K
period 2013-03-31
Flow Tech Solutions Inc.
filed 2013-07-26
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end April 30, 2013

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

25,000,000 common shares issued and outstanding as of April 30, 2013

PART I

ITEM 1. Business

We were incorporated pursuant to the laws of the State of Nevada on August 8, 2011. We are a development stage company that has no operating history, and have generated no revenues since inception.

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

Clients recovering from injuries or accidents

Clients pampering themselves

Clients who prefer alternative health care

Serious athletes

Core Product Offerings

We will have four main product revenue streams:

Treatments (sports injuries, insurance claims, relaxation);

General product/ retail sales; and

Gift certificates/ vouchers.

Memberships.

Competition and Buying Patterns

The key element in purchase decisions made by potential massage clients is trust in the professional reputation, and ultimately, in the skill and knowledge of the provider as experienced in the initial massage.  For this reason, a discount coupon or donation to a charity auction can be an effective way to troll the waters for new clients.  Recommendations from other clients and alternative health service providers are also critical.

While there is a range of prices charged for massage service in the area, there is some price sensitivity among the long-term clientele.  Since the variable cost of each massage is nominal, the best bet has seemed to be to charge less than the market will bear.  The one exception is when billing insurance companies, where there is no penalty for charging the full Reasonable and Customary Rates for the area.

Clients rarely compare massage therapists directly, although they may try a second LMT if they are not entirely happy with their first experience.  Usually they follow word-of-mouth recommendations, and return for repeat sessions as often as their budget allows.

Sales and Marketing Strategy

This is another section where mission and passion create the same results as "Marketing.”  Our "competitive edge" is our ability to give intuitive massage - to sense in the client's musculature, posture and presence what work is needed - where the pain is, where the tension is.  There is a way that years of study of technique combine with a deep knowledge of kinesiology and anatomy, that is then synthesized with an acute sense of empathy and ability to "read" people that enables us to provide a massage experience that is exactly what each client needs at that given moment.

Employees

We have one full-time employee, involved in management.

Research and Development Expenditures

We have not incurred any research or development expenses.

Government Regulation

We are currently not subject to any government regulations.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property except we own our own domain address which signifies our online presence.  Our trade name is our company name which is legally incorporated in the state of Nevada.  Our company name is also our trade name

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office is located at 205 SE Spokane Street, Suite 395, Portland, Oregon 97202.

ITEM 3. LEGAL PROCEEDINGS

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of the date of this registration statement, we had approximately 36 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Stock Option Grants

As of the date of this prospectus, we had not granted any stock options.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-K contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Our massage clinic is targeted towards men and women who need a retreat from the urban grind and a place to refresh and renew while enjoy the amenities and full services of a massage clinic.  Carson, California, and its surrounding cities, is an affluent area with a diverse demographic spread.  There are professional adults in Carson, Inglewood, and Torrance who need a more local massage therapy clinic to visit.   We are a development stage company intending to open a massage therapy clinic in the affluent area of Carson, California, surrounded by Inglewood, Torrance and Gardena.  We want to offer the ultimate in relaxation, stress reduction and personalized service.  Our mission is to become the leading premium massage therapy clinic in Carson, and within a 20 mile surrounding radius.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Cash Flows
	April 30, 2013	April 30, 2012	Since inception (August 8, 2011) to April 30, 2013

Net Cash From Used in Operating Activities	$(47,594)	$(10,560)	$(58,154)
Net Cash Used by Investing Activities	$0	$25,000	$25,000
Net Cash From Financing Activities	$33,252	$0	$33,252
Net Increase (Decrease) in Cash During the Period	$(14,342)	$14,440	$98

Through April 30, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $65,233.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (August 8, 2011) to the year ended April 30, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Year Ended April 30, 2013 and 2012

Revenues

Revenues for the year ended April 30, 2013, and April 30, 2012 were $0 and $0, respectively.

Net Loss

For the years ended April 30, 2013 and April 30, 2012 we incurred net losses of $49,094 and $16,139, respectively.

Expenses

Our total expenses for the year ended April 30, 2013 were $49,094 which consisted of $40,000 of professional fees and $9,094 of general and administrative expenses.  Our general and administrative expenses consist of licenses and permits, office supplies, transfer agent fees, postage expense, and other miscellaneous expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8.  CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mrs. Yong Ok Cho	50	CEO, President & Director

Business Experience

Mrs. Yong Ok Cho is CEO and President

Mrs. Yong Ok Cho has been our sole officer and director since inception.  From March 2006 to present, Mrs. Yong Ok Cho has been the director of operations and owner of Spa Pura, a private day spa located in Glendale, California.  She is directly involved in all aspects of founding and successful running of the business, including infrastructure design, construction, personnel recruitment, compliance, strategic planning, marketing, budgeting, client relations, etc.

Family Relationships

There are no family relationships among our officers or directors.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest fiscal year ended April, 2013.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Yong Ok Cho	CEO	2012	0	0	0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

We do not have employment agreements with our sole officer.  Members of our Board of Directors do not receive compensation for their services as Directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The mailing address for all persons is 205 SE Spokane Street, Suite 395, Portland, Oregon 97202.

Shareholders	# of Shares	Percentage
Yong Ok Cho	15,000,000	60%
All directors and executive officers as a group [1 person]	15,000,000	60%

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 25,000,000 shares of common stock outstanding as of

November 1, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 0%, payable upon demand.  The anticipated amount of this loan will be not be known at until the time a loan is determined to be needed.  The amount will be based on the amount of funding needed to maintain minimal operation and the cost of becoming a public company from that point in time going forward.  She is not obligated to make any further advances.  We have no agreement, commitment or understanding to secure any such funding from any other source.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2013	April 30, 2012
Audit Fees	$10,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$-

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART I – FINANCIAL INFORMATION

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

FLOW TECH SOLUTIONS, INC.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the Years Ended April 30, 2013 and 2012

Balance Sheets (unaudited) 2

Statements of Operations (unaudited) 3

Statements of Cash Flows (unaudited) 4

Notes to the Condensed Financial Statements 5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Flow Tech Solutions, Inc.

We have audited the accompanying balance sheets of Flow Tech Solutions, Inc., (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (August 8, 2011) to April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flow Tech Solutions, Inc., (A Development Stage Company) as of April 30, 2013 and 2012, and results of its operations and its cash flows for the years then ended, and for the period from inception (August 8, 2011) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.

-------------------------------------

David A. Aronson, CPA. P.A.

North Miami Beach, Florida

July 18, 2013

Flow Tech Solutions Inc.

(A Development Stage Company)

Balance Sheets

	April 30, 2013 $	April 30, 2012 $
	(unaudited)
ASSETS

Cash	98	14,440

Total Assets	98	14,440

LIABILITIES

Current Liabilities
Loan Payable - Stockholder	33,252 21,09999900
Accounts payable and accrued liabilities	7,079	5,579

Total Liabilities	40,331	5,579

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	–	–

Accumulated deficit during the development stage	(65,233)	(16,139)

Total Stockholders’ Deficit	(40,233)	(8,861)

Total Liabilities and Stockholders’ Deficit	98	14,440

Flow Tech Solutions Inc.

(A Development Stage Company)

Statement of Operations

For the Years Ended April 30, 2013 and 2012 and for the Period

From August 8, 2011 (Inception) to April 30, 2013

	For the Year Ended April 30, 2013 $	For the Year Ended April 30, 2012 $	Accumulated from August 8, 2011 (date of inception) to April 30, 2013 $

Revenue	–	–	–

Operating Expenses

Other	9,094	15,579	9,654
Professional fees	40,000	560	55,579

Total Operating Expenses	49,094	16,139	65,233

Loss from operations	(49,094)	(16,139)	(65,233)

Other Income and Expense	–	–	–

Net Loss	(49,094)	(16,139)	(65,233)
Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	4,302,732

Flow Tech Solutions Inc.

(A Development Stage Company)

Statement of Cashflows

For the Years Ended April 30, 2013 and 2012 and for the Period

From August 8, 2011 (Inception) to April 30, 2013

	For the Year Ended April 30, 2013 $	For the Year Ended April 30, 2012 $	Accumulated from August 8, 2011 (date of inception) to April 30, 2013 $

Operating Activities

Net loss for the period	(49,094)	(16,139)	(65,233)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	1,500	5,579	7,079

Net Cash Used In Operating Activities	(47,594)	(10,560)	(58,154)

Financing Activities

Shareholders Loan	33,252		33,252
Proceeds from sale of common stock	–	25,000	25,000

Net Cash Provided by Financing Activities	33,252	25,000	58,252

Increase in Cash	(14,342) 33	14,440	98

Cash – Beginning of Period	14,440	–	–

Cash – End of Period	98	14,440	98

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Flow Tech Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2013 and 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Flow Tech Solutions, Inc. ("FWTS" or the "Company") was incorporated in Nevada in August 2011. The Company has been in the development stage since its inception and has not generated any revenue to date.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company's historical return experience. Revenue is presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2012.

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOAN PAYABLE – STOCKHOLDER

During the year ended April 30, 2013 a stockholder and officer of the Company advanced the Company $33,252 to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 3. STOCKHOLDERS' EQUITY

In February 2012, the Company issued 25,000,000 shares of common stock at par value.

Note 4. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate: 15%

Effect on operating losses: (15)%

Total: 0%

As of April 30, 2013, the Company has a net operating loss carry forward of approximately $65,000. This loss will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2032. The deferred tax asset relating to the operating loss carry forward has been fully reserved at April 30, 2013.

Note 5. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception (August 8, 2011) to April 30, 2013, the Company incurred a net loss of approximately $65,000. In addition, the Company has no significant assets or revenue generating operations.

Note 5. BASIS OF REPORTING (continued)

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a private placement offering. In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

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

Date: July 26, 2013

/s/ Yong Ok Cho
Yong Ok Cho
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director