Form 10-K/A
period 2013-03-31
Flow Tech Solutions Inc.
filed 2013-07-29
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

Amendment No. 1

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

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on July 26, 2013 (the “Original Filing”). The Registrant is filing this Amendment to include the supporting data files which failed to properly upload to EDGAR with the main document files on the EDGARized version of the Original Filing.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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