Form 10-Q
period 2013-07-31
WORLD STEVIA CORP.
filed 2013-09-23
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-183239

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

78/51B Tue Tinh Street, Nha Trang Khanh Hoa Province, Vietnam
(Address of principal executive offices)

+84-0914085843
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

25,000,000 common shares issued and outstanding as of July 31, 2013

PART I – FINANCIAL INFORMATION		3
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	4 5 6 7
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	9
Item 4T.	Controls And Procedures	11

PART II – OTHER INFORMATION		12
Item 1.	Legal Proceedings:	12
Item 2.	Unregistered Sales Of Equity Securities	12
Item 4.	Submission Of Matters To A Vote Security Holders:	12
Item 5.	Other Information:	12
Item 6.	Exhibits	12
Item 7.	Signature	12

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

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

July 31, 2013

(unaudited)

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	July 31, 2013 $	April 30, 2012 $
	(unaudited)
ASSETS

Cash	2,644	98

Total Assets	2,644	98

LIABILITIES

Current Liabilities
Director Loan	36,252	33,252
Accounts payable and accrued liabilities	7,694	7,079

Total Liabilities	43,946	40,331

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 25,000,000 and 25,000,000 common shares, respectively	25,000	25,000

Additional paid-in capital	0	0

Accumulated deficit during the development stage	(66,302)	(65,233)

Total Stockholders’ Deficit	(41,302)	(40,233)

Total Liabilities and Stockholders’ Deficit	2,644	98

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended July 31, 2013 $	For the Three Months Ended July 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to July 31, 2013 $

Revenue	0	0	0

Operating Expenses

General and administrative	569	583	10,223
Professional fees	500	11,170	56,079

Total Operating Expenses	1,069	11,753	66,302

Loss from operations	(1,069)	11,753	(66,302)

Other Income and Expense	0	0	0

Net Loss	(1,069)	(11,753)	(66,302)
Net Loss per Share – Basic and Diluted	0	0

Weighted Average Shares Outstanding – Basic and Diluted	25,000,000	25,000,000

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

	For the Three Months Ended July 31, 2013 $	From the Three Months Ended July 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to July 31, 2013 $

Operating Activities

Net loss for the period	(1,069)	(11,753)	(66,302)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	615	0	7,694

Net Cash Used In Operating Activities	(454)	(11,753)	(58,608)

Financing Activities

Due to Shareholder	3,000	0	36,252
Proceeds from sale of common stock	0	0	25,000

Net Cash Provided by Financing Activities	3,000	–	61,252

Increase in Cash	2,546	(11,753)	2,644

Cash – Beginning of Period	98	14,440	0

Cash – End of Period	2,644	2,687	2,644

Supplemental Disclosures

Interest paid	0	0	0
Income tax paid	0	0	0

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statement

(unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

World Stevia, Corp (formerly Flow Tech Solutions, Inc.) ("WSC" or the "Company") was incorporated in Nevada in August 2011. The Company has been in the development stage since its inception and has not generated any revenue to date.

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at April 30, 2013.

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

Note 2. LOAN PAYABLE – STOCKHOLDER

During the period ended July 31, 2013 a stockholder and officer of the Company advanced the Company $3,000 to pay for certain expenses. The loan has a balance of $36,252 at July 31, 2013, bears no interest and is payable on demand.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception (August 8, 2011) to July 31, 2013, the Company incurred a net loss of approximately $66,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 6. SUBSEQUENT EVENTS

In August 2013, the Company changed its name from Flow Tech Solutions, Inc. to World Stevia Corp.

In August 2013, the Company's Board of Directors authorized a 5:1 forward split of the Company's issued and outstanding common shares. Immediately after the split the Company had 125,000,000 shares of common stock issued and outstanding.

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

Business Overview

The Company is an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. The Company is focused on delivering high value stevia through excellent agricultural methodologies and innovative post-harvest techniques.

Liquidity and Capital Resources

Cash Flows
	Three months ended July 31, 2013	Three months ended July 31, 2012	Since inception (August 8, 2011) to July 31, 2013

Net Cash From Used in Operating Activities	$(1,069)	$(11,753)	$(58,608)
Net Cash Used by Investing Activities	$0	$0	$25,000
Net Cash From Financing Activities	$3,000	$0	$36,252
Net Increase (Decrease) in Cash During the Period	$2,546	$(11,753)	$2,644

Through July 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $66,000. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (August 8, 2011) to the quarter ended July 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

Revenues

Revenues for the three months ended July 31, 2013, and July 31, 2012 were $0 and $0, respectively.

Net Loss

For the three months ended July 31, 2013 and July 31, 2012 we incurred net losses of $1,069 and $11,753, respectively.

Expenses

Our total expenses for the three months ended July 31, 2013 were $1,069 which consisted of $500 of professional fees and $569 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (August 8, 2011) to July 31, 2013, we incurred total expenses of $66,302, which consisted of $56,079 of professional fees and $10,223 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 23, 2013

/s/ Quinn Ryan Louie
Quinn Ryan Louie
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director