Form 10-Q
period 2013-10-31
WORLD STEVIA CORP.
filed 2013-12-09
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-183239

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

78/51 Tue Tinh Street, Nha Trang

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

125,000,000 common shares issued and outstanding as of October 31, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		2
Item 1.	Financial Statements Condensed Balance Sheets (unaudited) Condensed Statements of Operations (unaudited) 4 Condensed Statements of Cash Flows (unaudited) Notes to the Condensed Financial Statements	2 3 5 5 6
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	10
Item 4T.	Controls And Procedures	12

PART II – OTHER INFORMATION		12
Item 1.	Legal Proceedings:	13
Item 2.	Unregistered Sales Of Equity Securities	13
Item 4.	Submission Of Matters To A Vote Security Holders:	13
Item 5.	Other Information:	13
Item 6.	Exhibits	13
Item 7.	Signature	13

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

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

October 31, 2013 and April 30, 2013

(unaudited)

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	October 31, 2013 $	April 30, 2013 $
	(unaudited)	(audited)
ASSETS

Cash	267	98

Total Assets	267	98

LIABILITIES

Current Liabilities
Loan payable - stockholder	36,252	33,252
Accounts payable and accrued liabilities	6,944	7,079

Total Liabilities	43,196	40,331

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 125,000,000 common shares, respectively	25,000	25,000
Accumulated deficit during the development stage	(67,929)	(65,233)

Total Stockholders’ Deficit	(42,929)	(40,233)

Total Liabilities and Stockholders’ Deficit	267	98

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the Three Months Ended October 31, 2013 $	For the Three Months Ended October 31, 2012 $	For the Six Months Ended October 31, 2013 $	For the Six Months Ended October 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to October 31, 2013 $

Revenue	0	0	0	0	0

Operating Expenses
Advertising and promotion	128	0	128	0	128
General and administrative	1,206	239	862	822	10,516
Professional fees	293	2,097	1,706	13,267	57,285

Total Operating Expenses	1,627	2,336	2,696	14,089	67,929

Loss from operations	(1,627)	(2,336)	(2,696)	(14,089)	(67,929)

Other Income and Expense	0	0	0	0	0

Net Loss	(1,627)	(2,336)	(2,696)	(14,089)	(67,133)
Net Loss per Share – Basic and Diluted	0	0	0	0	0
			125,000,000
Weighted Average Shares Outstanding – Basic and Diluted	125,000,000	125,000,000		125,000,000	93,750,000

WORLD STEVIA CORP.

(Formerly Flow Tech Solutions, Inc.)

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

	For the Six Months Ended October 31, 2013 $	For the Six Months Ended October 31, 2012 $	Accumulated from August 8, 2011 (date of inception) to October 31, 2013 $

Operating Activities

Net loss for the period	(2,696)	(14,089)	(67,929)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(135)	0	6,944

Net Cash Used In Operating Activities	(2,831)	(14,089)	(60,985)

Financing Activities

Due to Shareholder	3,000	0	36,252
Proceeds from sale of common stock	0	0	25,000

Net Cash Provided by Financing Activities	3,000	0	61,252

Increase in Cash	169	(14,089)	267

Cash – Beginning of Period	98	14,440	0

Cash – End of Period	267	351	267

Supplemental Disclosures

Interest paid	0	0	0
Income tax paid	0	0	0

World Stevia Corp. (Formerly Flow Tech Solutions, Inc.) (A Development Stage Company) Notes to Condensed Financial Statements October 31, 2013 Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Organization World Stevia, Corp (formerly Flow Tech Solutions, Inc.) ("WSC" or the "Company") was incorporated in Nevada in August 2011. The Company has been in the development stage since its inception and has not generated any revenue to date. Basis of Presentation The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended April 30, 2013. The balance sheet at April 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended April 30, 2013. Revenue Recognition In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company: Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company's historical return experience. Revenue is presented net of returns. Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Segment Information The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations. Net Loss Per Common Share Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at October 31, 2013. Income Taxes Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities. ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Stock-Based Compensation The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance. Cash and Cash Equivalents The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 2013 the Company had cash equivalents of $150. Recent Pronouncements There are no recent accounting pronouncements that apply to the Company. Note 2. LOAN PAYABLE - STOCKHOLDER During the six period ended October 31, 2013 a stockholder and officer of the Company advanced the Company $3,000 to pay for certain expenses. The loan has a balance of $36,252 at October 31, 2013, bears no interest and is payable on demand. Note 3. STOCKHOLDERS' EQUITY In February 2012, the Company issued 25,000,000 shares of common stock at par value. In August 2013, the Company authorized a 5:1 forward split of the Company's issued and outstanding common shares. Immediately after the split the Company had 125,000,000 shares of common stock issued and outstanding. Note 4. INCOME TAXES The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows: Income tax provision at the federal statutory rate 25 % Effect of operating losses (25) % 0 % As of October 31, 2013, the Company has a net operating loss carryforward of approximately $68,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2032. The deferred tax asset relating to the operating loss carryforward has been fully reserved at October 31, 2013. Note 5. BASIS OF REPORTING The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception (August 8, 2011) to October 31, 2013, the Company incurred a net loss of approximately $68,000. In addition, the Company has no significant assets or revenue generating operations. The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a private placement offering. In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Note 6. SUBSEQUENT EVENTS In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

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

Business Overview

We are an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. The Company is focused on delivering high value stevia through excellent agricultural methodologies and innovative post-harvest techniques.

Our internal research and development consist of pursuing traditional industry means of stevia extract production, including stevia crop cultivation, harvest, and extraction of steviol glycosides from the stevia leaf. Operations related to production of stevia extract through traditional means include establishing stevia field trial production, and development and scale-up of stevia leaf extraction and processing methods. Our primary focus is on the extraction of steviol glycosides and stevia rebaudiana bertoni. These two strands are the most sought after strands and key components in the sweet taste associated with stevia. The production of leaf farming has been highly overlooked, there remains considerable opportunity to build value in the supply chain by focusing on stevia agronomics of stevia plantation.

Costa Rican weather condition will enable us to yield numerous harvests annually to refine our research. There is a high demand globally for high total steviol glycoside and high stevia rebaudiana bertoni producing plants. There is also a large demand for agronomic and farm management expertise to establish new plantations and rapidly scale leaf production. Our South America cultivation will allow us to easily supply our products to current manufactures and distributors of stevia products in North America.

Liquidity and Capital Resources

Cash Flows
	Six Months Ended October 31, 2013	Six Months Ended October 31, 2012		Since inception (August 8, 2011) to October 31, 2013

Net Cash Used by Operating Activities	$(2,831)	$(14,089)		$(60,985)
Net Cash Used by Investing Activities	$0	$0	$
Net Cash From Financing Activities	$3,000	$0		$61,252
Net Increase (Decrease) in Cash During the Period	$169	$(14,089)		$267

 Through October 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating approximately $68,000. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (August 8, 2011) to the quarter ended October 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended October 31, 2013 and 2012

Revenues

Revenues for the three months ended October 31, 2013, and October 31, 2012 were $0 and $0, respectively.

Net Loss

For the three months ended October 31, 2013 and October 31, 2012 we incurred net losses of $1,627 and $2,336, respectively.

Expenses

Our total expenses for the three months ended October 31, 2013 were $1,627 which consisted of $1,206 of professional fees, $293 of general and administrative expenses, and $128 in advertising and promotional fees.  Our general and administrative expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (August 8, 2011) to October 31, 2013, we incurred total expenses of $67,929, which consisted of $57,285 of professional fees, $10,516 of general and administrative expenses, and $128 of advertising and promotional fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 9, 2013

/s/ Quinn Ryan Louie
Quinn Ryan Louie
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director