Form 10-Q/A
period 2013-10-31
WORLD STEVIA CORP.
filed 2013-12-10
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

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
organization)

79107 Wilshire Blvd, Suite 450,

Beverly Hills, CA 90210

(Address of principal executive offices)

+1 (866) 784-7239
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

Explanatory Note

This Amendment No.1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on December 9, 2013 (the “Original Filing”). The Registrant is filing this Amendment to include the Notes to Financials which was formatted incorrectly with the main document files on the EDGARized version of the Original Filing. The corporate address was also amended to its current address.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith the U.S. Securities and Exchange Commission (SEC) on July 26, 2013 and can be found on the SEC website at www.sec.gov.

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

Condensed Notes to Financials

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

SC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

Income tax provision at the federal statutory rate: 25%

Effect of operating losses: (25)%

Total: 0%

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

Date: December 10, 2013

/s/ Quinn Ryan Louie

 Quinn Ryan Louie

Chief Executive Officer, Chief Financial Officer,

President, Treasurer and Director