Form 10-Q/A
period 2013-10-31
WORLD STEVIA CORP.
filed 2013-12-13
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Amendment No. 3

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

Explanatory Note

Amendment No.2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on December 9, 2013 (the “Original Filing”) and the Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on December 10, 2013 (the “Original Filing”). The Registrant is filing this Amendment to include the Notes to Financials which was formatted incorrectly with the main document files on the EDGARized version of the Original Filing. The corporate address was also amended to its current address. Amendment No.2 correctly labels the main document file in Amendment No.1 as an Amendment file. Amendment No.3 to the Form 10-Q for the quarter ended October 31, 2013 includes Exhibits 31 and 32, which was not filed with the original filing on December 9, 2013.

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

Date: December 13, 2013

/s/ Quinn Ryan Louie

 Quinn Ryan Louie

Chief Executive Officer, Chief Financial Officer,

President, Treasurer and Director