Form 10-Q/A
period 2013-10-31
CANNABIS CAPITAL CORP.
filed 2014-03-21
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Amendment No. 4

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-183239

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)
(Exact name of registrant as specified in its charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9107 Wilshire Blvd, Suite 450,

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

Explanatory Note

Amendment No.4 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 which the Registrant previously filed with the Securities and Exchange Commission on December 9, 2013 (the “Original Filing”). The Registrant is filing this Amendment because the 5:1 forward split was not properly reflected in the balance sheet. The business overview and exhibit list have also been updated to reflect Form 8-K filed in February 2014.

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

October 31, 2013 and April 30, 2013

(unaudited)

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Balance Sheets

	October 31, 2013 $	April 30, 2013 $
	(unaudited)	(audited)
ASSETS

Cash and equivalents	267	98

Total current Assets	267	98

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	6,944	7,079
Loan payable - stockholder	36,252	33,252

Total current Liabilities	43,196	40,331

Commitments
Stockholders’ Equity
Common Stock, $0,001 par, value; 200,000,000 shares authorized,
125,000,000 and 125,000,000 shares issued and outstanding, respectively	125,000	125,000
Additional paid-in-capital	(100,000)	(100,000)
Deficit accumulated during the development stage	(67,929)	(65,233)

Total Stockholders’ Deficit	(42,929)	(40,233)

Total Liabilities and Stockholders’ Deficit	267	98

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Notes to Financials

(unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cannabis Capital Corp (formerly World Stevia Corp.) ("CBCA" or the "Company") was incorporated in Nevada in August 2011. The Company has been in the development stage since its inception and has not generated any revenue to date.

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

Business Overview

Cannabis Capital Corp (CBCA) is a United States company actively pursuing investment opportunities in the rapidly growing global medical cannabis industry. CBCA intends to invest in companies positioned to make a significant impact within the global medical and legal marijuana markets. These early stage investments provide emerging companies with access to larger capital sums to help elevate their status from start-ups to a mature and durable brand leaders. Recent legislative changes around the world are creating compelling investment opportunities in which CBCA is positioned to be an identifier of and an early stage investor in promising companies in the industry.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

ITEM 5.  OTHER INFORMATION

None.

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2014

/s/ Chad S Johnson

 Chad S Johnson

Chief Executive Officer,

President, Treasurer and Director

Date: March 21, 2014

/s/ Robert Kane

 Robert Kane

Chief Financial Officer and Director