Form 10-Q
period 2014-01-31
CANNABIS CAPITAL CORP.
filed 2014-03-21
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

125,000,000 common shares issued and outstanding as of January 31, 2014

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

January 31, 2014 and April 30, 2013

(unaudited)

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Balance Sheets

January 31, 2014 and April 30, 2013

	January 31, 2014 $	April 30, 2013 $
	(unaudited)	(audited)
CURRENT ASSETS

Cash and equivalents	185	98

Total current Assets	185	98

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	6,079	7,079
Loan payable - stockholder	37,352	33,252

Total current Liabilities	43,431	40,331

Commitments
Stockholders’ Equity

Common Stock, $0,001 par, value; 200,000,000 shares authorized,125,000,000 and 125,000,000 shares issued and outstanding, respectively	125,000	125,000
Additional paid-in-capital	(100,000)	(100,000)
Deficit accumulated during the development stage	(68,246)	(65,233)

Total Stockholders’ Deficit	(43,246)	(40,233)

Total Liabilities and Stockholders’ Deficit	185	98

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Statement of Operations

For the Nine Months Ended January 31, 2014 and for the Period

From August 8, 2011 (Inception) to January 31, 2014

(unaudited)

	Accumulated from August 8, 2011 (date of inception) to January 31, 2014 $	For the Three Months Ended January 31, 2014 $	For the Three Months Ended January 31, 2013 $	For the Nine Months Ended January 31, 2014 $	For the Nine Months Ended January 31, 2013 $

Revenue, net	0	0	0	0	0

Expenses
Advertising and promotion	128	0	0	128	0
Professional fees	58,305	255	2,097	2,726	13,267
Other	9,813	62	239	159	822

Total Expenses	68,246	317	2,336	3,013	14,089

Net loss before provision for incomes taxes	(68,246)	(317)	(2,336)	(3,013)	(14,089)

Other Income and Expenses	0	0	0	0	0

Net Loss	(68,246)	(317)	(2,336)	(3,013)	(14,089)
Net Loss per Share – Basic and Diluted	0	0	0	0	0
			125,000,000
Weighted Average Shares Outstanding – Basic and Diluted	125,000,000	125,000,000		125,000,000	93,750,000

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Condensed Statement of Cash Flows

For the Nine Months Ended January 31, 2014 and for the Period

From August 8, 2011 (Inception) to January 31, 2014

(unaudited)

	For the Nine Months Ended January 31, 2014 $	For the Nine Months Ended January 31, 2013 $	From August 8, 2011 (date of inception) to January 31, 2014 $

Cash flows from operating activities

Net loss	(3,013)	(14,089)	(68,246)
Adjustments to reconcile net loss to net cash used

Accounts payable and accrued liabilities	(1,000)	0	6,079

Net Cash Used By Operating Activities	(4,103)	(14,089)	(62,167)

Cash flows from financing activities

Proceeds from issuance of common stock	0	0	25,000
Stockholder’s loan	4,100	0	37,352

Net Cash Provided by Financing Activities	4,100	0	62,352

Increase in Cash	87	(14,089)	185

Cash – Beginning of Period	98	14,440	0

Cash – End of Period	185	351	185

Supplemental Disclosures

Interest paid	0	0	0
Income tax paid	0	0	0

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Notes to Condensed Financial Statements

January 31, 2014

(unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cannabis Capital Corp (formerly World Stevia Corp.) ("CBCA" or the "Company") was incorporated in Nevada in August 2011 under the name Flow Tech Solutions, Inc. The Company has been in development since its inception and has not generated any revenue to date.

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

Notes to Condensed Financial Statements

January 31, 2014

(unaudited)

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at January 31, 2014.

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Notes to Condensed Financial Statements

January 31, 2014

(unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At January 31, 2014 the Company had cash equivalents of $185.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOAN PAYABLE - STOCKHOLDER

During the nine month period ended January 31, 2014 a stockholder and officer of the Company advanced the Company $4,100 to pay for certain expenses. The loan has a balance of $37,252 at January 31, 2014, bears no interest and is payable on demand.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception (August 8, 2011) to January 31, 2014, the Company incurred a net loss of approximately $68,000. In addition, the Company has no significant assets or revenue generating operations.

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

CANNABIS CAPITAL CORP.

(Formerly World Stevia Corp.)

(A Development Stage Company)

Notes to Condensed Financial Statements

January 31, 2014

(unaudited)

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

Liquidity and Capital Resources

Cash Flows
	Nine Months Ended January 31, 2014	Nine Months Ended January 31, 2014		Since inception (August 8, 2011) to January 31, 2014

Net Cash Used by Operating Activities	$(3,013)	$(14,089)		$(62,167)
Net Cash Used by Investing Activities	$0	$0	$
Net Cash From Financing Activities	$4,100	$0		$62,352
Net Increase (Decrease) in Cash During the Period	$87	$(14,089)		$185

Through January 31, 2014, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating approximately $68,000. We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (August 8, 2011) to the quarter ended January 31, 2014 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended January 31, 2014 and 2013

Revenues

Revenues for the three months ended January 31, 2014, and January 31, 2013 were $0 and $0, respectively.

Net Loss

For the three months ended January 31, 2014 and January 31, 2013 we incurred net losses of $317 and $2,336, respectively.

Expenses

Our total expenses for the three months ended January 31, 2014 were $317 which consisted of $255 of professional fees, $0 of advertising and promotion, and $62 in other fees.  Our other expenses consist of bank charges, phone and postage expenses, and other miscellaneous expenses. Since inception (August 8, 2011) to January 31, 2014, we incurred total expenses of $68,246, which consisted of $58,305 of professional fees, $128 of advertising and promotion, and $9,813 of other fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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