Form 10-K
period 2014-04-30
Crown Baus Capital Corp.
filed 2014-09-16
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

For the transition period from to

Commission File Number 333-183239

CROWN BAUS CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9107 Wilshire Blvd, Suite 450, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

(866) 784-7239
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer  ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2013, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $545,000 based on the closing sale price of $0.0545 per share on that date.  For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

Number of common shares outstanding at September 15, 2014: 143,550,000

PART I

ITEM 1. Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Cannabis Science" mean Cannabis Science, Inc., unless otherwise indicated.

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Overview

Crown Baus Capital Corp. (“We” or the “Company”) was incorporated pursuant to the laws of the State of Nevada on August 8, 2011 as Flow Tech Solutions, Inc.  The Company changed its name from Cannabis Capital Corp. to Crown Baus Capital Corp. on June 10, 2014.

The Company is focused on becoming a global acquisition-based company targeting five primary industries: high-tech, pharmaceutical development, entertainment & media, education, and financial services.

High-Tech

The Company is working on high-tech development for growing technology business from the incubation stage, consulting and expanding your business to a level of profitability that exceeds your expectations.

The Company acquired WebCongress, Inc. (“WC”) on May 1, 2014, a wholly-owned subsidiary of Crown Baus Capital, is both a high-tech services and marketing company and a well-known series of digital marketing events covering technical innovations and high value networking. WebCongress Conferences attract web and high-tech professionals and media throughout Europe and North/South America from start-ups to Fortune 100 corporations, including such companies as Google, Facebook, Twitter, YouTube, Spotify, Blackberry, Microsoft, Skype, Samsung, Intel, and Ericsson.  WC has one principal goal: teaching online marketing strategies by involving leading companies in the industry. Each year a series of events is organized in different cities, such as in Spain, the U.S., Colombia, and The Netherlands. Currently, WC is hosting its 2014-2015 Americas Tour.  WC also has an academy, consulting, and other educational platforms to complement its high profile events. Through the touch of all of WC's activities, more than 500,000 people have been inspired and educated in tech and online marketing on a global scale.

Pharmaceutical Development

The Company is focusing on pharmaceutical development, including: horticulture, laboratories, manufacturing, distribution, patient education, and tracking.  Crown Baus Capital focuses on global markets and participates in both national and state markets.  Crown Baus intends to have product lines in its portfolio that represent nutraceuticals, cosmetics, and food supplements. Nutraceuticals typically are described capsules, oils, food products, and powders.  Cosmetic products include creams, lip balms, anti-aging serums, and makeup.

Entertainment & Media

The Company is working on entertainment and media focused on providing resources for motion pictures, web movies, and television which includes the documentary and reality TV markets. Our resources focus on production, distribution, and finance. The Company has developed a niche business model for production, artist management, distribution, events and concerts, and finance.

Education

The Company provides educational resources and services to professionals where the focus is on higher education and efficiency through technology.  The thirst for our knowledge allowed us to put together an educational program that is sought after worldwide.  Accreditation models motivate existing professionals and educators to maintain their careers through professional development to stay at the top of their game.

Entry-level education is paramount for the health of any industry, as we recognize that misinformation hurts everyone.

Financial Services

The Company is working on worldwide financial and banking solutions as an alternative to traditional banking for various industries.

Employees

We have two (2) executives under management contracts and six (6) consultants under contract.  There are currently no employees in the Company.

Government Regulation

We are currently not subject to any government regulations.

Subsidiaries

We did not have any subsidiaries as of the fiscal year ended April 30, 2014.  On May 1, 2014, the Company completed the acquisition of Web Congress, Inc. in exchange for 100,000 Rule 144 restricted common shares with a fair market value of $1,854,000.  See subsequent events Note 7 to the financial statements incorporated in Item 7 on this Form 10-K for further details.

Intellectual Property

We have no intellectual property except we own our own domain address which signifies our online presence.  Our trade name is our company name which is legally incorporated in the state of Nevada.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 9107 Wilshire Boulevard, Suite 450, Beverly Hills, CA 90210.

As of the year ended April 30, 2014, the Company had $50,000 on deposit towards acquiring properties for the development of new business opportunities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “CBIS.OB”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ending April 30, 2013

 HIGH

 LOW

Quarter Ending July 31, 2012

  3.00                   3.00

Quarter Ending October 31, 2012

  3.00                   3.00

Quarter Ending January 31, 2013

  3.00                   3.00

Quarter Ending April 30, 2013

  3.00                   3.00

Fiscal Year Ending April 30, 2014

 HIGH

 LOW

Quarter Ending July 31, 2013

  3.00                   3.00

Quarter Ending October 31, 2013

  3.00                   3.00

Quarter Ending January 31, 2014

  3.00                   3.00

Quarter Ending April 30, 2014

  28.0

  3.00

Holders

As of the date of this registration statement, we had approximately 62 shareholders of record of our common stock, including CEDE & Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

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

Stock Repurchases

The Company did not make any stock repurchases.

ITEM 6.  Selected Financial Data.

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

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The statements of income data for the years ended April 30, 2013 and 2014 and the balance sheet data at April 30, 2013 and 2014 are derived from our audited financial statements appearing in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

ITEM 7. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REULTS OF OPERATION

Liquidity and Capital Resources

Cash Flows
	April 30, 2014	April 30, 2013

Net Cash From (Used by) Operating Activities	$(54,055)	$(47,594)
Net Cash Used by Investing Activities	$–	$–
Net Cash From Financing Activities	$56,600	$33,252
Net Increase (Decrease) in Cash During the Period	$2,545	$(14,342)

Through April 30, 2014, the Company had not carried on any significant operations and had not generated any revenues.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit of $45,435,412 since inception (August 8, 2011) to the year ended April 30, 2014 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Year Ended April 30, 2013 and 2012

Revenues

Revenues for the year ended April 30, 2014, and April 30, 2013 were $0.

Net Loss

For the year ended April 30, 2014 and April 30, 2013 we incurred net losses of $ 45,370,179 and $49,094, respectively.

Expenses

Our total expenses for the year ended April 30, 2014 were $ 45,370,179 which consisted of $45,000,000 in stock-based officer’s and management consultant's compensation, $352,037 in management fees, $16,633 of professional fees, and $1,509 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CROWN BAUS CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Crown Baus Capital Corp.

We have audited the accompanying balance sheets of Crown Baus Capital Corp. (Formerly: Cannabis Capital Corp.) as of April 30, 2014 and 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (August 8, 2011) to April 30, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Baus Capital Corp., as of April 30, 2014 and 2013, and results of its operations and its cash flows for the years then ended, and for the period from inception (August 8, 2011) to April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 6 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Notes 2 and 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
September 15, 2014

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
(A Development Stage Company)
Balance Sheets
April 30, 2014 and 2013

ASSETS
	2014	2013
Current Assets:
Cash and equivalents	$ 2,643	$ 98
Prepaid expenses	40,465,963	-
Total current assets	40,468,606	98

Other Assets
Deposit	50,000	-

TOTAL ASSETS	$ 40,518,606	$ 98

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$ 51,166	7,079
Loans payable - stockholders	89,852	33,252
Total current and total liabilities	141,018	40,331

Commitments

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized,
142,200,000 and 125,000,000 shares issued and outstanding, respectively	142,200	125,000
Additional paid in capital	85,670,800	(100,000)
Deficit accumulated during development stage	(45,435,412)	(65,233)
Total Stockholders' Equity	40,377,588	(40,233)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 40,518,606	$ 98

See accompanying notes to financial statements

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
(A Development Stage Company)
Statements of Operations
For the Years Ended April 30, 2014 and 2013 and for the Period
From August 8, 2011 (Inception) to April 30, 2014
	From August 8, 2011 (Inception) to April 30, 2014	2014

			2013

Revenue	$ -	$ -	$ -

Expenses:
Officers’ compensation	45,000,000	45,000,000	-
Management fees	352,037	352,037	-
Professional fees	72,212	16,633	40,000
Other	11,163	1,509	9,094
	45,435,412	45,370,179	49,094

Net loss before provision for income taxes	(45,435,412)	(45,370,179)	(49,094)

Provision for income taxes	-	-	-

Net loss	$ (45,435,412)	$ (45,370,179)	$ (49,094)

Basic and diluted loss per share	$ (0.46)	$ (0.35)	$ (0.00)

Basic and diluted weighted average number
of shares outstanding	99,784,353	128,004,933	125,000,000

See accompanying notes to financial statements

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from August 8, 2011 (Inception) to April 30, 2014
			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balance at - August 8, 2011 (inception)	-	$ -	$ -	$ -	$ -
Issuance of common shares for cash at
at $0.0002 per share as restated for 5:1 forward split	125,000,000	125,000	(100,000)	-	25,000
Net loss	-	-	-	(16,139)	(16,139)
Balance - April 30, 2012	125,000,000	125,000	(100,000)	(16,139)	8,861
Net loss	-	-	-	(49,094)	(49,094)
Balance - April 30, 2013	125,000,000	125,000	(100,000)	(65,233)	(40,233)
Issuance of common shares for services	15,000,000	15,000	44,985,000	-	45,000,000
Issuance of common shares for services	1,000,000	1,000	18,539,000	-	18,540,000
Issuance of common shares for services	1,200,000	1,200	22,246,800	-	22,248,000
Net loss	-	-	-	(45,370,179)	(45,370,179)
Balance - April 30, 2014	142,200,000	$ 142,200	$ 85,670,800	$ (45,435,412)	$ 40,377,588

See accompanying notes to financial statements

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended April 30, 2014 and 2013 and for the Period
From August 8, 2011 (Inception) to April 30, 2014
	From August 8, 2011 (Inception) to April 30, 2014	2014

			2013

Cash flows from operating activities:
Net loss	$ (45,435,412)	$ (45,370,179)	$ (49,094)
Adjustments to reconcile net loss to net cash used
by operating activities:
Prepaid expenses	(40,465,963)	(40,465,963)	-
Security deposit	(50,000)	(50,000)	-
Accounts payable and accrued expenses	51,166	44,087	1,500
Common stock issued for services	85,788,000	85,788,000
Net cash used by operating activities	(112,209)	(54,055)	(47,594)
Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	-	-
Stockholder's loans	89,852	56,600	33,252
Net cash provided by financing activities	114,852	56,600	33,252
Net increase in cash	2,643	2,545	(14,342)
Cash at beginning of period	-	98	14,440
Cash at end of period	$ 2,643	$ 2,643	$ 98
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions

For the year ended April 30, 2014, the Company issued 2,200,000 shares of the Company's common stock, or $40,788,000, to certain consultants, pursuant to the terms of their consulting agreements, for services to be provided in future periods.  For the year ended April 30, 2014, $322,037 had been expensed.

During February 2014, the Company issued 15,000,000 shares of its common stock, or $45,000,000, pursuant to the terms of three agreements with officers and stockholders of the Company who are providing management services to the Company.

Crown Baus Capital Corp.

Notes to Financial Statements

April 30, 2014

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the State of Nevada, U.S. on August 8, 2011 as Flow Tech Solutions Inc.  The Company changed its name to World Stevia Corp on August 15, 2013.  The Company changed its name to Cannabis Capital Corp. on March 3, 2014 and subsequently changed its name to Crown Baus Capital Corp. ("CBCA" or the "Company") on June 10, 2014.

On May 1, 2014, the Company acquired WebCongress, Inc. (see Note 7 – Subsequent Events).

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at April 30, 2014.

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

The Company has unfiled corporate tax returns and has not made any allowances or contingencies for possible penalties for late filing.  The Company anticipates filing outstanding tax returns by the end of fiscal 2015.

Stock-Based Compensation

Under  ASC Topic 718, ‘‘Compensation-Stock Compensation’’, the Company is required to measure all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statements of operations.  The Company has adopted ASC Topic 718 (SFAS 123R) as of January 1, 2006 and recognizes stock-based compensation expense using the modified prospective method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Recent Pronouncements

During the year ended April 30, 2014 and through September 15, 2014, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2.          GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  The Company reported an accumulated deficit of $45,435,412 and had a stockholders’ equity of $40,377,588 at April 30, 2014.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital.  At April 30, 2014, the Company had insufficient operating revenues and cash flow to meet its financial obligations.  There can be no assurance that management will be successful in implementing its plans.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months.  To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities.  There are no  commitments  or arrangements  for  other  offerings  in  place,  no  guaranties  that  any  such financings would be forthcoming,  or as to the terms of any such financings.

Any future financing may involve substantial dilution to existing investors.  We had been relying on our common stock to pay third parties for services which has resulted substantial dilution to existing investors.

NOTE 3.          RELATED PARTY TRANSACTIONS

During the year ended April 30, 2014 a stockholder of the Company loaned the Company $56,600 to pay for certain expenses.  Total loans payable to stockholders at April 30, 2014 totaled $89,852.  The loans bear no interest and are payable on demand.

Management Agreements

On February 18, 2013, the Company signed five-year management agreements with Chad S. Johnson, CEO, Robert Kane, CFO, and Raymond Dabney, Managing Consultant.  Pursuant to the agreements, the executives and managing consulting were each issued 5,000,000 shares of Rule 144 restricted common stock each with a fair market value of $15,000,000, or $3 per share, in addition to being paid $5,000 each per month for management fees.  Only 20,000 shares are deemed vested in 2014 for Mr. Johnson and Mr. Kane, with additional restrictions going forward.

On April 15, 2014, the Company signed a five-year management agreement with Ouali Benmeziane, President of WebCongress, Inc.  Pursuant to the agreement Mr. Benmeziane was issued 900,000 shares of Rule 144 restricted common stock with a fair market value of $16,686,000 or $18.54 per share.  On May 1, 2014, the Company acquired WebCongress, Inc. from Mr. Benmeziane (see Note 7).

On April 16, 2014, the Company signed five-year management agreements with Alex Frejrud, Chief Creative Officer and Drue Young, Chief Strategy Officer.  Pursuant to the agreement Mr. Frejrud and Mr. Young were each issued 500,000 shares of Rule 144 restricted common stock each with a fair market value of $9,270,000 or $18.54 per share.

On April 16, 2014, the Company signed five-year management agreements with Manuel A. Rodriguez Izquierdo, Dir., European Business Development, and Teala D. Smith, Creative Director.  Pursuant to the agreement Mr. Rodriguez Izquierdo and Ms. Smith were issued 100,000 shares of Rule 144 restricted common stock each with a fair market value of $3,708,000 or $18.54 per share.

For the year ended April 30, 2014, the following executive compensation was recorded:

Related Party	Position	Stock-based Compensation	Management Fees
Chad S. Johnson	CEO, COO, General Counsel, Director	$ 15,000,000	$ 10,000
Robert Kane	CFO, Director	15,000,000	10,000
Raymond Dabney	Managing Consultant	15,000,000	10,000
		$ 45,000,000	$ 30,000

NOTE 4.          STOCKHOLDERS' EQUITY

In February 2012, the Company issued 25,000,000 shares of common stock at par value of $0.001.

On August 15, 2013, the Company did a 1:5 forward split 1:5 of its common stock bringing the issued and outstanding common stock to 125,000,000.

During February 2014, the Company issued 15,000,000 shares of its common stock with a fair market value of $45,000,000, as bonuses pursuant to the terms of three management agreements with officer's and stockholders for management services rendered to the Company.

For the year ended April 30, 2014, the Company issued 2,200,000 shares of the Company's common stock with a fair market value of $40,788,000 to certain consultants, pursuant to the terms of their consulting agreements, for services to be provided in future periods.  For the year ended April 30, 2014, $322,037 had been expensed.

The Company has not issued any warrants or stock options.

NOTE 5.           INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate: 35%

Effect on operating losses:  (35%)

Total:  0%

As of April 30, 2014, the Company has a net operating loss carry forward of approximately $45,000,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2033. The deferred tax asset relating to the operating loss carry forward has been fully reserved at April 30, 2014.

NOTE 6.          BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception (August 8, 2011) to April 30, 2014, the Company incurred a net loss of approximately $45,000,000.  In addition, the Company has no significant assets or revenue generating operations at April 30, 2014.  Notwithstanding, the Company acquired WebCongress, Inc. on May 1, 2014 (see Note 7)

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.  In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 7.          SUBSEQUENT EVENTS

On May 1, 2014, the Company closed the acquisition of WebCongress, Inc., a Florida corporation and Miami based technology, education and consulting company.  Pursuant to the April 15, 2014 Share Purchase Agreement, the Company issued 100,000 Rule 144 Restricted shares of common stock with a fair market value of $1,854,000 or $18.54 per share to the principals, to acquire WebCongress.  The Company also committed to funding a total of $3,000,000 to cover operating costs over three years.

On June 24, 2014, the Company entered into a Property Purchase Agreement to acquire properties in Washington State and California for business operations.  A total of $200,000 in deposits were paid towards to acquisition of the properties in addition to issued 100,000 Rule 144 restricted shares of common stock with a fair market value of $1,250,000.

On June 24, 2014, the Company entered into a five-year Consulting Agreement with a consultant to perform services related to acquiring properties in Washington, Florida, Colorado and California in addition to managing them for the Company in exchange for 1,150,000 Rule 144 restricted shares of common stock with a fair market value of $14,375,000.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures, our executive officers concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the year ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Chad S. Johnson, Esq.	47	CEO, President, COO & Director
Robert Kane	40	CFO & Director
Raymond Dabney	49	Managing Consultant

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

We cannot confirm that such forms for reporting persons were filed as required during fiscal year ended April 30, 2014, applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers and Managing Consultant, restricted and unrestricted.  Our most highly compensated executive officers other than those reported herein who occupied such positions at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest fiscal year ended April, 2014.

Name	Title	Year	Management Fees	Stock Awards	Total
Chad S. Johnson	CEO	2014 2013	$10,000 -	$15,000,000 -	$15,010,000 -
Robert Kane	CFO	2014 2013	$10,000 -	$15,000,000 -	$15,010,000 -
Raymond Dabney	Managing Consultant	2014 2013	$10,000 -	$15,000,000 -	$15,010,000 -
$45,030,000

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

We have management agreements with executive officers.  Members of our Board of Directors do not receive compensation for their services as Directors.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	# of Shares Beneficial Held	Percentage*
Chad S. Johnson 9107 Wilshire Blvd, Suite 450 Beverly Hills, CA 90210	5,000,000	3.5%
Robert Kane 9107 Wilshire Blvd, Suite 450 Beverly Hills, CA 90210	5,000,000	3.5%
Castor Management Services, Inc.(1) 9107 Wilshire Blvd, Suite 450 Beverly Hills, CA 90210	75,000,000	52.2%
Raymond Dabney(2) 9107 Wilshire Blvd, Suite 450 Beverly Hills, CA 90210	80,000,000	55.7%
All directors and executive officers as a group

The table above is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

* Based on 143,550,000 issued and outstanding shares of common stock at September 15, 2014.

(1)

Raymond Dabney, Managing Consultant, is trustee of Castor Management Services, Inc.

(2)

Includes shares beneficially held in Castor Management Services, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand.  The anticipated amount of this loan will be not be known at until the time a loan is determined to be needed.  The amount will be based on the amount of funding needed to maintain minimal operation and the cost of becoming a public company from that point in time going forward.  She is not obligated to make any further advances.  We have no agreement, commitment or understanding to secure any such funding from any other source.

On February 18, 2013, the Company signed five-year management agreements with Chad S. Johnson, CEO, Robert Kane, CFO, and Raymond Dabney, Managing Consultant.  Pursuant to the agreements, the executives and managing consulting were issued 5,000,000 shares of Rule 144 restricted common stock each with a fair market value of $15,000,000, or $3 per share, in addition to being paid $5,000 each per month for management fees.  Only 20,000 shares are deemed vested in 2014 for Mr. Johnson and Mr. Kane.

On April 15, 2014, the Company signed a five-year management agreement with Ouali Benmeziane, President of WebCongress, Inc.  Pursuant to the agreement Mr. Benmeziane was issued 900,000 shares of Rule 144 restricted common stock with a fair market value of $16,686,000 or $18.54 per share.  On May 1, 2014, the Company acquired WebCongress, Inc. from Mr. Benmeziane (see Note 7).

On April 16, 2014, the Company signed five-year management agreements with Alex Frejrud, Chief Creative Officer and Drue Young, Chief Strategy Officer.  Pursuant to the agreement Mr. Frejrud and Mr. Young were issued 500,000 shares of Rule 144 restricted common stock each with a fair market value of $9,270,000 or $18.54 per share.

On April 16, 2014, the Company signed five-year management agreements with Manuel A. Rodriguez Izquierdo, Dir., European Business Development, and Teala D. Smith, Creative Director.  Pursuant to the agreement Mr. Rodriguez Izquierdo and Ms. Smith were issued 100,000 shares of Rule 144 restricted common stock each with a fair market value of $3,708,000 or $18.54 per share.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2014 and for fiscal year ended April 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2014	April 30, 2013
Audit Fees	$7,500	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	6,000	2,500
Total	$13,500	$10,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)

Financial Statements: Consolidated Balance Sheets, Consolidated Statements of Operations, Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(1) or Item 15(3).

(3)

Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit No.	Document Description	Filed Herewith
(10)(1)	Management Agreements	X
(10)(2)	Executive Agreement	X
(23)(1)	Consent of David A. Aronson, CPA, PA
(31)(1)	Certification by Chad S. Johnson, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
(31)(2)	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
(32)(1)	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
(32)(2)	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc. By: /s/ Chad S. Johnson
Chad S. Johnson, Chief Executive Officer, Director Date: September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Chad S. Johnson	Chief Executive Officer and Director	September 15, 2014
Chad S. Johnson

/ s/ Robert Kane	Chief Financial Officer and Director	September 15, 2014
Robert Kane

