Form 10-K/A
period 2014-04-30
Crown Baus Capital Corp.
filed 2014-09-19
CIK 1554906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of common shares outstanding at September 15, 2014: 143,550,000

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended April 30, 2014 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Management Agreements

On February 18, 2014, the Company signed five-year management agreements with Chad S. Johnson, CEO, Robert Kane, CFO, and Raymond Dabney, Managing Consultant.  Pursuant to the agreements, the executives and managing consulting were each issued 5,000,000 shares of Rule 144 restricted common stock each with a fair market value of $15,000,000, or $3 per share, in addition to being paid $5,000 each per month for management fees.  Only 20,000 shares are deemed vested in 2014 for Mr. Johnson and Mr. Kane, with additional restrictions going forward.

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

On February 18, 2014, the Company signed five-year management agreements with Chad S. Johnson, CEO, Robert Kane, CFO, and Raymond Dabney, Managing Consultant.  Pursuant to the agreements, the executives and managing consulting were issued 5,000,000 shares of Rule 144 restricted common stock each with a fair market value of $15,000,000, or $3 per share, in addition to being paid $5,000 each per month for management fees.  Only 20,000 shares are deemed vested in 2014 for Mr. Johnson and Mr. Kane.

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

(3)

Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and/or are filed as part of this Form 10-K.

Exhibit No.	Document Description	Filed Herewith
(10)(1)	Management Agreements	*
(10)(2)	Executive Agreement	*
(31)(1)	Certification by Chad S. Johnson, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
(31)(2)	Certification by Robert Kane, Chief Financial Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002.	X
(32)(1)	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
(32)(2)	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002.	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

 * Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Science, Inc. By: /s/ Chad S. Johnson
Chad S. Johnson, Chief Executive Officer, Director Date: September 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s/ Chad S. Johnson	Chief Executive Officer and Director	September 19, 2014
Chad S. Johnson

/ s/ Robert Kane	Chief Financial Officer and Director	September 19, 2014
Robert Kane

