Form 10-K
period 2015-04-30
Crown Baus Capital Corp.
filed 2022-04-05
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended April 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-183239

CROWN BAUS CAPITAL CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204 – 2383 King George Blvd

Surrey, British, BC V4A5A4 Canada

(Address of principal executive offices)

Registrant’s telephone number: (844) 734-8420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbol(s) Name of each exchange on which registered

Common stock, $.001 per share CBCA OTC Markets

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 28, 2021, the Company had 161,050,000 shares of common stock of the registrant outstanding with an aggregate value of $1,610.

The aggregate market value of the common stock held by non-affiliates as of October 31, 2014 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $142,978,500 based on the per share closing price as of October 31, 2014 quoted on OTC Market Group Expert Market for the registrant’s common stock, which was $2.67.

CROWN BAUS CAPITAL CORP.

Annual Report on Form 10-K for the years ended April 30, 2015 and 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Report contains forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Among the material risks which may impact Forward Looking Statements are the following: the risk that we are unsuccessful in obtaining additional capital through the private sale of common shares, debt and/or convertible debt on commercially reasonable terms and which we require in order to fund the Company’s business; the risk that we are unsuccessful in growing and developing our business, and the risk that our business does not perform to expectations, or does not operate profitably. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Report should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of certain of the risks and factors that may affect the Company’s business.

As used in this annual report, the terms “we”, ”us”, ”our”, ”the Company”, and “Crown Baus” mean Crown Baus Capital Corp., unless otherwise indicated.

All dollar amounts refer to U.S. Dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Corporate Background

Crown Baus Capital Corp. (“We” or the “Company”) was incorporated pursuant to the laws of the State of Nevada on August 8, 2011, as Flow Tech Solutions, Inc. We changed our name to World Stevia Corp. on August 15, 2013, then to Cannabis Capital Corp. on March 3, 2014, and finally to Crown Baus Capital Corp. on May 27, 2014.

Overview of Business and Operations

The Company’s mission is to work together with our shareholders’, investors, and communities to create long-term value.

Our strategy is to identify companies in industries that compliments the expertise of our management team, Board of Directors, and partners. Our management’s track record provides a highly attractive opportunity for prospective targets looking for proven value, liquidity, and capital procurement.

The Company is focused on becoming a global acquisitions-based company targeting high tech industries, and financial services.

Employees

We have two executives who are shareholders’ and currently, contribute their time. The Company uses several consultants to assist in locating potential target companies and procure the financial resources required for the success of our business plan.

Government Regulation

We are currently not subject to any specific government regulation.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property other than we own our domain address which signifies our online presence. Our trade name is our company name which is legally incorporated in the State of Nevada.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As the Company is neither an accelerated filer nor a large, accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter) or is a well-known seasoned issuer, the Company is not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES

The Company’s office address is located at Suite 204 – 2383 King George Blvd, Surrey, British Columbia V4A5A4 Canada. The office space is contributed by our management.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the OTC Markets platform under the symbol “CBCA”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets platform reflecting a 5:1 forward split in 2013.

Quarterly period	High	Low
Fiscal year ended April 30, 2015:
First Quarter	$24.00	$10.01
Second Quarter	$12.00	$2.00
Third Quarter	$4.75	$1.01
Fourth Quarter	$1.10	$0.20

Fiscal year ended April 30, 2014:
First Quarter	$3.00	$3.00
Second Quarter	$3.00	$3.00
Third Quarter	$3.00	$3.00
Fourth Quarter	$28.00	$3.00

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Our transfer agent is Empire Stock Transfer. Their mailing address is 1859 Whitney Mesa Dr, Henderson, NV 89014.

The telephone and email address are (702)-818-5898 and casey@empirestock.com.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company’s Certificate of Incorporation, as amended, and By-Laws.

Holders

As of the date of this filing we had approximately 60 shareholders of record of our common stock, including Cede and Co. which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Stock Option/Warrant Grants

As of the date of this filing, the Company has no outstanding Option/Warrant grants.

Recent Sales of Unregistered Securities

The Company issued the following additional shares of common stock in connection with the management consulting contracts, additional consulting contracts and the purchase of assets for the years ended April 30, 2015, and 2014: 15,000,000, 1,000,000 and 3,350,000 common shares , par value $.001. Certain acquisition and consulting shares were cancelled during this fiscal year with only the management consulting shares and 1,250,000 common shares of acquisition and consulting shares remaining outstanding. These shares were cancelled by the company, either unilaterally or by agreement with the holders but as of this filing the shares have not been returned to the transfer agent for removal and therefore are being reported as outstanding. The Company intends to seek bonds from the transfer agent to cancel these shares at a future date.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

Plan of Operations

The Company’s current plan of operations for the twelve months ending April 30, 2015, involved the continued development of the business plan.

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending April 30, 2015.

Going Concern

We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further phases of our business plan. Even if we are successful in obtaining equity financing to fund our joint venture, there is no assurance that we will obtain the funding necessary to pay our creditors and note holders on a timely basis. As a result, investors in our common stock would most likely lose all of their investments.

Results from Operations – For the years ended April 30, 2015, as compared to April 30, 2014.

Operating results for the years ended April 30, 2015, and 2014 are summarized as follows:

	Years Ended April 30,
	2015	2014
Revenue	$—	$—
Operating expenses	165,000	45,370,179
Other income (expense)	(321,732)	—
Net operating income (loss)	$156,732	$(45,370,179)

Our net operating loss decreased $45,526,911 for our year ended April 30, 2015, from our year ended April 30, 2014. During the year ended April 30, 2015, our operating expenses decreased $45,204,874 from the year ended April 30, 2014. The decrease in expenses was mainly comprised of decrease of $45,000,000 in management fees, and a recovery of previous years accrued costs from cancelled consulting contracts.

Liquidity and Capital Resources

As of April 30, 2015, we had cash of $0 and our working capital deficit was $253,680. In 2015, we generated revenues of $0 and a net operating expense of $165,000 from operations and a gain of $322,037 from other income making the net gain of $156,732 as compared to 2014 revenues of $0 and a net loss from operations of $45,370,179, a gain from other income of $0 and a net loss of $45,370,179.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need a minimum of $2,000,000 for operations for the next 12 months.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan and joint venture.

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending April 30, 2016, on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending April 30, 2015, and 2014, the Company’s management and/or shareholders entered a series of note transactions or accounts payable totaling $0 and 0, respectively.

Prior Funding Facilities

The table below shows the notes payable categorized by their remaining term at the years ending April 30, 2015, and 2014.

Holder	Short Term 2015	Short Term 2014	Remarks
Aronson	10,013	12,352

 Cash Flow

	Years Ended April 30,
	2015	2014
Net cash used in operating activities	$(304)	$(4,055)
Net cash used in investing	—	—
Net cash provided (used) by financing activities	(2,339)	6,600
Net increase (decrease) in cash	$(2,643)	$2,643

Cash used in operating activities for years ended April 30, 2015, and 2014 was primarily for expenses related to general operations and for Company incurred administrative expenses.

Going Concern

Management believes that our current financial condition, liquidity, and capital resources will not satisfy our cash requirements for the next twelve months to deploy our current business plan, and as such we will need to either raise additional proceeds through financing facilities, sales of securities and our officers and directors will need to make additional financial commitments to our Company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our current business and fund our necessary operating expenses, through financial commitments from future debt facilities and equity sales, if and when possible.

Management believes that we may generate some revenues within the next 12 months of 2016, but that these revenues will not satisfy our cash requirements to implement our current business plan, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of April 30, 2015, other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for a developmental stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $45,278,680 at, April 30, 2015. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements for the year ended April 30, 2015, describes our significant accounting policies which are reviewed by management on a regular basis.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CROWN BAUS CAPITAL CORP.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Crown Baus Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Baus Capital Corp. (the “Company”) as of April 30, 2015 and 2014, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 7 to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Notes 2 and 7. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2021

Red Bank, NJ

March 23, 2022

331 Newman Springs Road P (732) 784-1582

Building 1, 4th Floor, Suite 143 F (732) 510-0665

Red Bank, NJ 07701

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
Balance Sheets
April 30, 2015, and 2014

	2015	2014
ASSETS
Current Assets:
Cash and equivalents	$—	$2,643
Total current assets	—	2,643

TOTAL ASSETS	$—	$2,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$216,167	$51,166
Loans payable – stockholders’	37,513	39,852
Total current liabilities	253,680	91,018

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized, 143,550,000 and 142,200,000 shares issued and outstanding, respectively	143,550	142,200
Additional paid in capital	44,885,000	45,204,837
Cancellation receivable	(3,550)	—
Accumulated deficit	(45,278,680)	(45,435,412)
Total Stockholders' Equity (Deficit)	(253,680)	(88,375)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$2,643

See accompanying notes to financial statements

 Crown Baus Capital Corp.

(Formerly Cannabis Capital Corp.)

Statements of Operations

For the Years Ended April 30, 2015 and 2014

	2015	2014

Revenue	$—	$—

Expenses:
Officers’ compensation	—	45,000,000
Management fees	120,000	352,037
Professional fees	45,000	16,633
General and administrative	(321,732)	1,509
Net operating loss	(156,732)	(45,370,179)

Income (loss) before provision for income taxes	156,732	(45,370,179)

Provision for income taxes	—	—

Net income (loss)	$156,732	$(45,370,179)

Basic and diluted loss per share	$0.00	$(0.35)

Basic and diluted weighted average Number of shares outstanding	140,679,999	128,004,933

See accompanying notes to financial statements

 Crown Baus Capital Corp.

Statement of Stockholders' Deficit

For the Years Ended April 30, 2015 and 2014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock To be Returned	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance - April 30, 2013	125,000,000	125,000	(100,000)	—	(65,233)	(40,233)
Issuance of common shares for services	17,200,000	17,200	45,304,837	—	—	45,322,037
Net loss	—	—	—	—	(45,370,179)	(45,370,179)
Balance – April 30, 2014	142,200,000	142,200	45,204,837	—	(45,435,412)	(88,375)
Issuance of common shares for services	1,150,000	1,150	14,373,850	—	—	14,375,000
Issuance of common shares for acquisitions	200,000	200	3,103,800	—	—	3,104,000
Share cancellation receivable	—	—	(318,487)	(3,550)	—	(322,037)
Net income	—	—	—		156,732	156,732
Balance - April 30, 2015	143,550,000	$143,550	$44,785,000	(3,550)	$(45,278,679)	$(253,680)

 See accompanying notes to financial statements

Crown Baus Capital Corp.

Statements of Cash Flows

 For the Years Ended April 30, 2015, and 2014

	2015	2014

Cash flows from operating activities:
Net income (loss)	$156,732	$(45,370,179)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Shares issued for services	(322,037)	45,322,037
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	165,001	44,087
Net cash used by operating activities	(304)	(4,055)

Cash flows from financing activities:
Proceeds from Shareholders’ loans	—	6,600
Repayment of Shareholders’ loans	(2,339)	—
Net cash provided by (used in) financing activities	(2,339)	6,600
Net increase (decrease) in cash	(2,643)	2,545
Cash at beginning of period	2,643	98
Cash at end of period	$—	$2,643
Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions

For the year ended April 30, 2014, the Company issued 2,200,000 shares of the Company’s common stock valued at $40,788,000, to certain consultants, pursuant to the terms of their consulting agreements for services to be provided in future periods. For the year ended April 30, 2014, $322,037 had been expensed.

During February 2014, the Company issued 15,000,000 shares of its common stock valued at $45,000,000, pursuant to the terms of three consulting agreements with officers and stockholders of the Company who are providing management services to the Company.

For the year ended April 30, 2015, the company issued 200,000 shares of the Company’s common stock for the acquisition of certain assets valued at $3,104,000. The Company also issued 1,150,000 common shares for services with a total value of $14,375,000. These shares were subsequently cancelled but have not been returned and are in include in the adjustment column on the Stockholders Deficit page of this report

 See accompanying notes to financial statements

        CROWN BAUS CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Crown Baus Capital Corp. (“We” or the “Company”) was incorporated pursuant to the laws of the State of Nevada on August 8, 2011, as Flow Tech Solutions, Inc. We changed our name to World Stevia Corp. on August 15, 2013, then to Cannabis Capital Corp. on March 3, 2014, and finally to Crown Baus Capital Corp. on May 27, 2014.

Overview of Business and Operations

The Company’s mission is to work together with our shareholders’, investors, and communities to create long-term value.

Our strategy is to identify companies in industries that compliments the expertise of our management team, Board of Directors, and partners. Our management’s track record provides a highly attractive opportunity for prospective targets looking for proven value, liquidity, and capital procurement.

The Company is focused on becoming a global acquisitions-based company targeting high tech industries, and financial services.

The Company has negotiated with several targets, but none have accomplished the desired goals and were either abandoned or canceled after signing management or acquisition agreements These agreements were announced and their cancellations disclosed in various Form 8-K filed with the Securities and Exchange Commission from February 17, 2014, through October 24, 2014 (incorporated herein by reference).

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America and with the requirements for Form 10-K and Regulation S-X.

Going Concern

Since inception, the Company has an accumulated deficit of $45,278,680. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended April 30, 2015, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company. The Company did not have operations for the year ended April 15, 2015, or 2014.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to intangible assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Impairment of Long-Lived Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At April 30, 2014 and 2015, the Company had $2,643 and $0 in cash and no other cash equivalents, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, line of credit payable, loans from a related party, contingent consideration payable, and convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Derivative Financial Instruments

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company used the Black-Scholes option pricing model to value the derivative instruments. The Binomial Lattice Model may be used to provide a model that the Company believes provides a more representative model of future expenses, conversion periods and length of time to conversion than the Black Scholes based upon only the remaining short time to note maturities all existing notes have embedded conversion features that cause all of the following accounting treatments to be utilized. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2015, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

Business Combinations

Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Net Income (Loss) Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable from warrants or converted from debt into common stock is material to affect diluted EPS results.

Stock-Based Compensation

On August 8, 2011, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to April 30, 212 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for periods prior to April 30, 2012, were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at, April 30, 2015.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted the accounting standards codified in ASC 740, Income Taxes as of its inception. Pursuant to those standards, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

ASC 740-10-25 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of April 30, 2015, and 2014 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of April 30, 2015, and 2014 .

Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i.	The counterparty’s performance is complete;
ii.	commitment for performance by the counterparty to earn the common shares is reached; or
iii.	the common shares are issued if they are fully vested and non-forfeitable at that date.

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, “Derivatives and Hedging”. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company uses a Binomial Lattice Model to judge the fair value of all of its currently outstanding derivative liabilities and to amortize any debt discounts that may have a remaining balance.

Risks and Uncertainties

The Company is not able to predict the ultimate impact political and health concerns will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans and could ultimately have a significant negative impact on the Company.

Recently and Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2014 and 2015, a stockholder of the Company loaned the Company funds to pay for certain expenses.  Total loans payable to stockholders, on April 30, 2015 and 2014 totaled $37,513 and $39,852, respectively.  The loans bear no interest and are payable on demand.

Management Agreements

On February 18, 2014, the Company signed five year management agreements with Chad S. Johnson, CEO, Robert Kane, CFO, and Raymond Dabney, Managing Consultant.  Pursuant to the agreements, the executives and managing consulting were each issued 5,000,000 shares of Rule 144 restricted common stock each with a fair market value of $15,000,000, or $3 per share, in addition to being paid $5,000 each per month for management fees.  Only 20,000 shares are deemed vested in 2014 for Mr. Johnson and Mr. Kane, with additional restrictions going forward.

On April 15, 2014, the Company signed a five year management agreement with Ouali Benmeziane, President of WebCongress, Inc.  Pursuant to the agreement Mr. Benmeziane was issued 900,000 shares of Rule 144 restricted common stock with a fair market value of $16,686,000 or $18.54 per share.  On May 1, 2014, the Company acquired WebCongress, Inc. from Mr. Benmeziane (see Note 7).

On April 16, 2014, the Company signed five year management agreements with Alex Frejrud, Chief Creative Officer and Drue Young, Chief Strategy Officer.  Pursuant to the agreement Mr. Frejrud and Mr. Young were each issued 500,000 shares of Rule 144 restricted common stock each with a fair market value of $9,270,000 or $18.54 per share.

On April 16, 2014, the Company signed five year management agreements with Manuel A. Rodriguez Izquierdo, Dir., European Business Development, and Teala D. Smith, Creative Director.  Pursuant to the agreement Mr. Rodriguez Izquierdo and Ms. Smith were issued 100,000 shares of Rule 144 restricted common stock each with a fair market value of $3,708,000 or $18.54 per share.

For the years ended April 30, 2015, and 2014 the following executive compensation was recorded:

Related Party	Position	Stock-based Compensation	Management Fees
Chad S. Johnson	CEO, COO, General Counsel, Director	$15,000,000	$60,000
Robert Kane	CFO, Director	15,000,000	75,000
Raymond Dabney	Managing Consultant	15,000,000	60,000
		$45,000,000	$195,000

NOTE 5.  STOCKHOLDERS' EQUITY

Authorized

The Company is authorized to issue 200,000,000 shares of common stock, having a par value of $0.001 per share.

Issued and Outstanding

Common Stock

In February 2012, the Company issued 25,000,000 shares of common stock at par value of $0.001.

On August 15, 2013, the Company did a 5:1 forward split of its common stock bringing the issued and outstanding common stock to 125,000,000.

During February 2014, the Company issued 15,000,000 shares of its common stock with a fair market value of $45,000,000, as bonuses pursuant to the terms of three management agreements with officer's and stockholders for management services rendered to the Company.

For the year ended April 30, 2014, the Company issued 2,200,000 shares of the Company's common stock with a fair market value of $40,788,000 to certain consultants, pursuant to the terms of their consulting agreements, for services to be provided in future periods.  For the year ended April 30, 2014, $322,037 had been expensed. This contract was cancelled in 2015 and the consulting charge reversed. The shares have not been recovered.

On June 24, 2014, the Company entered into a Property Purchase Agreement to acquire properties in Washington State and California for business operations.  A total of $200,000 in deposits were paid towards to acquisition of the properties in addition to issued 100,000 Rule 144 restricted shares of common stock with a fair market value of $1,250,000. The agreement was cancelled on October 24, 2014. No charges were taken except that the common shares were issued and as of the date of this filing have not been recovered.

On June 24, 2014, the Company entered into a five year Consulting Agreement with a consultant to perform services related to acquiring properties in Washington, Nevada, Colorado, and California in addition to managing them for the Company in exchange for 1,150,000 Rule 144 restricted shares of common stock with a fair market value of $14,375,000. This project was cancelled in 2015. No charges were taken except that the common shares were issued and as of the date of this filing have not been recovered.

On May 1, 2014, the Company closed the acquisition of WebCongress, Inc., a Nevada corporation and Miami based technology, education, and consulting company.  Pursuant to the April 15, 2014, Share Purchase Agreement, the Company issued 100,000 Rule 144 Restricted shares of common stock with a fair market value of $1,854,000 or $18.54 per share to the principals, to acquire WebCongress.  The Company also committed to funding a total of $3,000,000 to cover operating costs over three years. This contract was cancelled in 2015 and the stock has been returned but not cancelled.

The Company has not issued any warrants or stock options.

NOTE 6.  INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of April 30, 2015, the Company has operating loss carry forwards of approximately $45,278,680 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit on April 30, 2015, and 2014 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended April 30, 2015, and 2014:

	Years Ended April 30,
	2015	2014
Tax benefit at the federal statutory rate	$45,278,680	$45,435,412

Non-deductible costs	—	—
Decrease in valuation allowance	(45,278,680)	(45,435,412)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability on April 30, 2015, and 2014 are as follows:

	April 30,
	2015	2014
Deferred tax assets	$15,847,538	15,902,394

Valuation allowance	(15,847,538)	(15,902,394)
	$—	—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

On April 30, 2015, the Company had a net operating loss carry forward for United States income tax purposes totalling $45,278,680. These losses expire in varying amounts between April 30, 2033, and 2035.

NOTE 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception (August 8, 2011) to April 30, 2015, the Company incurred a net loss of approximately $45,278,680.  In addition, the Company has no significant assets or revenue generating operations at April 30, 2015.

The Company currently does not have sufficient cash to sustain itself for the next 12 months and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.  In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest-bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 8. FAIR VALUE MEASUREMENT

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company’s financial instruments consisted of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company’s classifies as a level three of the fair value measurement hierarchy.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

NOTE 9. SUBSEQUENT EVENTS

On April 20, 2020, the Company appointed Andy Jagpal and President and Chief Executive Officer and TJ Singh Chief Financial Officer.

During the year ended April 30, 2020, the Company received an advance of $200,000 from a consultant, which was utilized to pay professional, administrative and consulting fees. The advance in non-interest bearing and payable upon demand.

On September 14, 2016, the Company hired Ben Tam as CFO and agreed to issue 2,500,000 shares of common stock for services. The shares were not issued and valued at the price on the employment date of $0.42, or $1,050,000. The shares were issued on January 11, 2018. The Company recognized $1,050,000 in stock based compensation during the year ended April 30, 2017.

On September 28, 2016, the Company agreed to acquire Aeonik, Inc. for 15,000,000 shares of common stock. The shares were not issued and valued at the market price of $0.42, or $6,300,000. The shares were issued on January 11, 2018. The acquisition was terminated on January 15, 2018. The shares have not been recovered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurrences requiring response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. This conclusion is based on findings, discussed below, that constituted a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

In performing the above-referenced assessment, management had concluded that as of April 30, 2015, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weakness including those described below:

Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of April 30, 2015, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2015.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15(f) and 15d15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts smaller reporting companies from providing attestation of their internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. As a result, this report does not provide such an attestation, and the Company will be exempted from providing such an attestation until such time as it reaches $75 million in market capitalization.

ITEM 9B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws provide that the board of directors shall consist of at least one member, but the number may be increased, or decreased to not less than one, from time to time, either by the directors by adoption of a resolution to such effect or by the stockholders by amendment of the By Laws. Our board of directors currently consists of three members. The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position
Chad Johnson	47	Chief Executive Officer, President, and Director *
Raymond C. Dabney	51	Chief Executive Officer, President, and Director
Robert Kane	40	Chief Financial Officer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

* Mr. Johnson resigned as a director and was replaced as an officer on January 13, 2015. Raymond C . Dabney was elected to replace all of Mr. Johnson’s positions

Biographies of Chairman and Directors

Chad Johnson

Chief Executive Officer, President, and Director

Chad Johnson was founder of Timothy Ray Brown Foundation and World Aids Institute, He is also on the board of Timothy Ray Brown Foundation, World Aids Institute and Future of Nicaragua Foundation.

In his past career he was COO, Secretary, Director & General Counsel at Cannabis Science, Inc., COO, Director & General Counsel at Endocan Corp., Chief of Staff & General Counsel at The Center For Cosmetic Surgery and COO, Secretary, Director & General Counsel at Pharma Investing News, Inc.

Mr. Johnson received a graduate degree from Harvard Law School and an undergraduate degree from Harvard College.

Raymond C. Dabney

Chief Executive Officer, President, and Director

Mr. Raymond C. Dabney brings 25 years of experience in corporate finance, corporate structure, corporate communications, sales, and marketing for public companies. Mr. Dabney has significant experience in public and private venture capital, early-stage equity/debt financings and regulatory compliance.

Mr. Dabney has co-founded several public and private companies in many diverse industries such as drug development, entertainment, media, advertising, mining, automobile, high-tech, manufacturing, real estate and communications, many of which he launched from day one. Cannabis Science is a prime example of the type of organizations that Mr. Dabney has built from inception. Mr. Dabney has extensive international relationships that he has utilized to grow each Company, from the US, Canada, several European centers, such as Paris, London, Amsterdam, and eastern Spain, as well as countries in the West Indies, South America, and Asia. Mr. Dabney’s niche market knowledge, team leadership, and management style facilitate the continued growth and forward thinking that successfully bring his projects from concept to completion.

Robert Kane

Chief Financial Officer and Director

Mr. Kane wrote his first business plan in 1996. In 1998, he was hired at Ryan, Beck, and Company, which was bought by the 120-year-old, top ten, financial firm Stifel Nicolaus (NYSE: SF) as a registered representative.

On April 30, 2009, Mr. Kane walked away from the financial markets and started his own firm, Robert Kane Partners, which specializes in business and management planning, investor presentations, and investor relations.

Mr. Kane held the position of Director of Investor Relations for Medical Marijuana, Inc., the first ever publicly traded medical marijuana company. He also held the position of Chief Financial Officer for “Cannabiz Business University.”

Robert Kane's mission is transforming and leading the Medical Cannabis Industry into a viable investment alternative for all types of investors.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No officers or directors has been involved in any of the following events within the last ten years that is material to an evaluation of their ability or integrity as described in Item 401(f) of Regulation S-K.

Board Committees

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's Board of Directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the Board of Directors. The Board of Directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the Board of Directors has performed and will perform adequately the functions of a nominating committee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the Board of Directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees at the present time.

Audit Committee and Audit Committee Financial Expert

We are not required to, and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements, and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

The Company’s Board of Directors is developing a code of ethics (the “Code”) that will apply to members of the Board of Directors, all officers, employees and contemplated directors, officers, and employees. The Code will set forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
•	accountability for adherence to the Code.

An official Code of Ethics has been finalized by the Board of Directors and made available upon request by a shareholder of the Company. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

The Company provides access for its shareholders to the Company via telephone and its web site, www.elitedata.io. Shareholders are able to, and encouraged to, view all of the Company’s SEC filings as well as gain knowledge about the Company’s activities and developments that affect the shareholder’s relationship with the Company. The Company has retained the services of a dedicated professional that provides functions related to the development and distribution of shareholder communications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2015, all of our executive officers, directors, and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended April 30, 2015, and 2016, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation accrued during the years ended April 30, 2015, and 2014 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Chad Johnson President, CEO, Director	2014	$10,000	$-	$-	$15,000,000	$15,010,000

Robert Kane	2014	$10,000	$-	$-	$15,000,000	$15,010,000
CFO, Treasurer, Director

Chad Johnson	2015	$60,000	$-	$-	$-	$60,000
President, CEO, Director

Robert Kane	2015	$60,000	$-	$-	$-	$60,000
CFO, Treasurer, Director

Raymond C. Dabney	2015	$45,000	$-	$-	$-	$45,000
President, CEO, Director

Employment Agreements

Currently, we have contractor agreements with our executive officers as described on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

Compensation of Directors

During the fiscal years ended April 30, 2015, and 2014, respectively, except as set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 30, 2015, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. On April 30, 2015, 143,550,000 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership
Castor Management Services, Inc. (1)	75,000,000	52.25%
Chad Johnson	5,000,000	3.48%
Robert Kane	5,000,000	3.48%
Raymond C. Dabney	5,000,000	3.48%
All executive officers and directors as a group (three persons)	90,000,000	62.69%

(1)	Raymond C Dabney is a Trustee for Castor Management Services, Inc.

Securities authorized for issuance under equity compensation plans.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CPA to complete the 2015 audit and provide review services for required filing in 2016.

Audit Fees

The aggregate fees billed by Boyle CPA, LLC for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $2,750 for the year ended April 30, 2015.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2015, and $0 expenses for year ended April 30, 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

Exhibits:

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit
3.2	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed February 21, 2014)
3.3	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed July 17, 2014)
10.01	Change in control (incorporated by reference to the Company’s Form 8-K filed July 23, 2014)
31.1	Certification by Andy Jagpal, Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
31.2	Certification by TJ Singh, Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN BAUS CAPITAL CORP.

Dated: April 5, 2022	By:	/s/ Andy Jagpal
	Name:	Andy Jagpal
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Andy Jagpal	Chief Executive Officer, and Director (Principal Executive Officer)	April 5, 2022
Andy Jagpal

/s/ TJ Singh	Chief Financial Officer	April 5, 2022

