Form 10-K
period 2016-04-30
Crown Baus Capital Corp.
filed 2022-04-05
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended April 30, 2016

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 22, 2022, the Company had 161,050,000 shares of common stock of the registrant outstanding with an aggregate value of $1,610.

The aggregate market value of the common stock held by non-affiliates as of October 31, 2015 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $14,458,500 based on the per share closing price as of October 31, 2015 quoted on OTC Market Group Expert Market for the registrant’s common stock, which was $0.27.

1

CROWN BAUS CAPITAL CORP.

Annual Report on Form 10-K for the years ended April 30, 2016 and 2015

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the OTC Markets platform under the symbol “CBCA”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets platform.

Quarterly period	High	Low
Fiscal year ended April 30, 2015:
First Quarter	$24.00	$10.01
Second Quarter	$12.00	$2.00
Third Quarter	$4.75	$1.01
Fourth Quarter	$1.10	$0.20

Fiscal year ended April 30, 2016:
First Quarter	$.80	$.20
Second Quarter	$.80	$.26
Third Quarter	$.27	$.09
Fourth Quarter	$1.25	$.25

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

Recent Sales of Unregistered Securities

The Company issued the following additional shares of common stock in connection with the management consulting contracts, additional consulting contracts and the purchase of assets for the years ended April 30, 2015, and 2016: 15,000,000, 1,000,000 and 3,350,000 common shares , par value $.001. Certain acquisition and consulting shares were cancelled during this fiscal year with only the management consulting shares and 1,250,000 common shares of acquisition and consulting shares remaining outstanding. These shares were cancelled by the company, either unilaterally or by agreement with the holders but as of this filing the shares have not been returned to the transfer agent for removal and therefore are being reported as outstanding. The Company intends to seek bonds from the transfer agent to cancel these shares at a future date.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

Plan of Operations

The Company’s current plan of operations for the twelve months ending April 30, 2016, involved the continued development of the business plan.

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending April 30, 2016.

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

Results from Operations – For the years ended April 30, 2015, as compared to April 30, 2016.

Operating results for the years ended April 30, 2015, and 2016 are summarized as follows:

	Years Ended April 30,
	2015	2016
Revenue	$—	$—
Operating expenses	165,000	126,293
Other income (expense)	(321,732)	—
Net operating income (loss)	$156,732	$(126,293)

Our net operating loss increased $283,025 for our year ended April 30, 2016, from our year ended April 30, 2015. During the year ended April 30, 2016, our operating expenses decreased $39,012 from the year ended April 30, 2015. The decrease in expenses was mainly comprised of decrease in management fees.

Liquidity and Capital Resources

As of April 30, 2016, we had cash of $7 and our working capital deficit was $379,972. In 2015, we generated revenues of $0 and a net loss of $126,293 from operations as compared to 2015 revenues of $0 and a net operating expense of $165,000, a gain from other income of $321,732 and a net gain of $156,732.

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

In order to finance the operations of the Company during the twelve months ending April 30, 2015, and 2016, the Company’s management and/or shareholders entered a series of note transactions or accounts payable totaling $0 and 12,300, respectively.

Cash Flow

	Years Ended April 30,
	2015	2016
Net cash provided (used) in operating activities	$(304)	$(12,293)
Net cash used in investing	—	—
Net cash provided (used) by financing activities	(2,339)	12,300
Net increase (decrease) in cash	$(2,643)	$7

Cash used in operating activities for years ended April 30, 2015, and 2016 was primarily for expenses related to general operations and for Company incurred administrative expenses.

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

We had no committed source for funds as of April 30, 2016, other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

The Company and has accumulated a deficit of $45,404,973 at, April 30, 2016. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements for the year ended April 30, 2016, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Crown Baus Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Baus Capital Corp. (the “Company”) as of April 30, 2016 and 2015, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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
March 21, 2022

331 Newman Springs Road P (732) 784-1582

Building 1, 4th Floor, Suite 143 F (732) 510-0665

Red Bank, NJ 07701

Crown Baus Capital Corp.

(Formerly Cannabis Capital Corp.)

Balance Sheets

April 30, 2016 and 2015

	2016	2015
ASSETS
Current Assets:
Cash and equivalents	$7	$—
Prepaid expenses	—	—
Total current assets	7	—

Other Assets
Deposit	—	—

TOTAL ASSETS	$7	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$330,167	$216,167
Loans payable – stockholders’	49,813	37,513
Total current liabilities	379,980	253,680

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 143,550,000 and 143,550,000 shares issued and outstanding, respectively	143,550	143,550
Additional paid-in capital	44,885,000	44,885,000
Cancellation receivable	(3,550)	(3,550)
Accumulated deficit	(45,404,973)	(45,278,680)
Total Stockholders' Equity (Deficit)	(379,973)	(253,680)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7	$—

See accompanying notes to financial statements

 Crown Baus Capital Corp.

(Formerly Cannabis Capital Corp.)

Statements of Operations

For the Years Ended April 30, 2016 and 2015

	2016	2015

Revenue	$—	$—

Expenses:
Officers’ compensation	—	—
Management fees	120,000	120,000
Professional fees	3,000	3,000
General and administrative	3,293	(321,732)
Total expenses	126,293	(156,732)

Income (loss) before provision for income taxes	(126,293)	156,732

Provision for income taxes	—	—

Net income (loss)	$(126,293)	$156,732

Basic and diluted loss per share	$0.00	$(0.00)

Basic and diluted weighted average number of shares outstanding	143,550,000	140,679,999

See accompanying notes to financial statements

 Crown Baus Capital Corp.

Statement of Stockholders' Deficit

For the Years Ended April 30, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock To be Returned	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance – April 30, 2014	142,200,000	142,200	45,204,837	—	(45,435,412)	(88,375)
Issuance of common shares for services	1,150,000	1,150	(1,150)	—	—	—
Issuance of common shares for acquisitions	200,000	200	(200)	—	—	—
Share cancellation receivable	—	—	(318,487)	(3,550)	—	(322,037)
Net income	—	—	—	—	156,732	156,732
Balance - April 30, 2015	143,550,000	$143,550	$44,885,000	$(3,550)	$(45,278,679)	$(253,680)
Net loss	—	—	—	—	(126,293)	(126,293)
Balance - April 30, 2016	143,550,000	$143,550	$44,885,000	$(3,550)	$(45,404,973)	$(379,973)

See accompanying notes to financial statements

Crown Baus Capital Corp.

Statements of Cash Flows

 For the Years Ended April 30, 2016, and 2015

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(126,293)	$156,732
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Shares issued for services	—	(322,037)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	114,000	165,001
Net cash used by operating activities	(12,293)	(304)

Cash flows from financing activities:
Proceeds from Shareholders’ loans	12,300	—
Repayment of Shareholders’ loans	—	(2,339)
Net cash provided by (used in) financing activities	12,300	(2,339)
Net increase (decrease) in cash	7	(2,643)
Cash at beginning of period	—	2,643
Cash at end of period	$7	$—
Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions

For the year ended April 30, 2015, the company issued 200,000 shares of the Company’s common stock for the acquisition of certain assets valued at 3,104,000. The Company also issued 1,150,000 common shares for services with a total value of $14,375,000. These shares were subsequently cancelled but have not been returned and are in include in the adjustment column on the Stockholders Deficit page of this report

See accompanying notes to financial statements

       CROWN BAUS CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

Since inception, the Company has an accumulated deficit of $45,404,973. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended April 30, 2016, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company. The Company did not have operations for the year ended April 30, 2015, or 2016.

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

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At, April 30, 2015 and 2016, the Company had $0 and $7 in cash and no other cash equivalents, respectively.

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

The dscount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2016, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

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

Stock-Based Compensation

On August 8, 2011, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to April 30, 2012, includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for periods prior to April 30, 2012, were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at, April 30, 2016.

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

The Company does not have any unrecognized tax benefits as of April 30, 2015, and 2016 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of April 30, 2015, and 2016 .

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, a stockholder of the Company loaned the Company $12,300 to pay for certain expenses.  Total loans payable to stockholders, on April 30, 2016 and April 30, 2015, totaled $49,813 and $37,513, respectively.  The loans bear no interest and are payable on demand.

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

For the years ended April 30, 2015, and 2016 the following executive compensation was recorded:

Related Party	Position	Stock-based Compensation	Management Fees
Chad S. Johnson	CEO, COO, General Counsel, Director	—	$45,000
Robert Kane	CFO, Director	—	60,000
Raymond Dabney	Managing Consultant	—	60,000
			$165,000

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

NOTE 6.  INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of April 30, 2016, the Company has operating loss carry forwards of approximately $45,404,973 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit on April 30, 2015, and 2016 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended April 30, 2015, and 2016:

	Years Ended April 30,
	2015	2016
Tax benefit at the federal statutory rate	$45,278,680	$45,404,973

Non-deductible costs	—	—
Decrease in valuation allowance	(45,278,680)	(45,404,973)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability on April 30, 2015, and 2016 are as follows:

	April 30,
	2015	2016
Deferred tax assets	$15,847,538	15,891,741

Valuation allowance	(15,847,538)	(15,891,741)
	$—	—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

On April 30, 2016, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $45,405,000. These losses expire in varying amounts between April 30, 2033, and 2036.

NOTE 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception (August 8, 2011) to April 30, 2016, the Company incurred a net loss of approximately $45,404,973.  In addition, the Company has no significant assets or revenue generating operations at, April 30, 2016.

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

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities, and listed equities.

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

In performing the above-referenced assessment, management had concluded that as of April 30, 2016, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weakness including those described below:

Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Management conducted an evaluation of the effectiveness, as of April 30, 2016, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.

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

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Name	Age	Position
Chad Johnson	48	Chief Executive Officer, President, and Director *
Raymond C. Dabney	52	Chief Executive Officer, President, and Director
Robert Kane	41	Chief Financial Officer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

  * Mr. Johnson resigned as a director and was replaced as an officer on January 13, 2015. Raymond
  C .. Dabney was elected to replace all of Mr. Johnson’s positions

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

Code of Ethics

The Company’s Board of Directors is developing a code of ethics (the “Code”) that will apply to members of the Board of Directors, all officers, employees and contemplated directors, officers and employees. The Code will set forth written standards that are designed to deter wrongdoing and to promote:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2016, all of our executive officers, directors, and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended April 30, 2016, and 2014, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation accrued during the years ended April 30, 2015, and 2016 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Raymond C Dabney	2016	$60,000	$—	$—	$—	$60,000
President, CEO, Director

Robert Kane	2016	$60,000	$—	$—	$—	$60,000
CFO, Treasurer, Director

Chad Johnson	2015	$60,000	$—	$—	$—	$60,000
President, CEO, Director

Robert Kane	2015	$60,000	$—	$—	$—	$60,000
CFO, Treasurer, Director

Raymond C. Dabney	2015	$45,000	$—	$—	$—	$45,000
President, CEO, Director

Employment Agreements

Currently, we have contractor agreements with our executive officers as described on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015.

Compensation of Directors

During the fiscal years ended April 30, 2015, and 2016, respectively, except as set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 30, 2016, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. On April 30, 2016, 143,550,000 shares of the Company's common stock were outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Boyle CPA, LLC for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $2,750 for the year ended April 30, 2016.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2015, and $0 expenses for year ended April 30, 2016.

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

