Form 10-K
period 2020-04-30
Crown Baus Capital Corp.
filed 2022-04-22
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended April 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The aggregate market value of the common stock held by non-affiliates as of October 31, 2019 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $16,065,000 based on the per share closing price as of October 31, 2019, quoted on OTC Market Group Expert Market for the registrant’s common stock, which was $0.30.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April __, 2022, the Company had 161,050,000  shares of common stock.

1

CROWN BAUS CAPITAL CORP.

Annual Report on Form 10-K for the years ended April 30, 2020 and 2019

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is quoted on the OTC Markets under the symbol “CBCA.” The Company’s Common Stock has been thinly traded on the OTC and there can be no assurance that a liquid market for its Common Stock will ever develop.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets for the years ended April 30, 2020 and April 30, 2019.

Quarterly period	High	Low
Fiscal year ended April 30, 2019:
First Quarter	$2.55	$.42
Second Quarter	$.42	$.42
Third Quarter	$1.03	$.42
Fourth Quarter	$9.49	$.41

Fiscal year ended April 30, 2020:
First Quarter	$1.12	$.75
Second Quarter	$.80	$.22
Third Quarter	$1.10	$.16
Fourth Quarter	$1.11	$.30

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

Recent Sales of Unregistered Securities

On May 1, 2019, the Company issued a note for $200,000 to Noble Investment Corp. for all prior services. The note is convertible at a price to be determined at the time of conversion, bears no interest and is payable on demand. The note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

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

The Company’s current plan of operations for the twelve months ending April 30, 2020, involved the continued development of the business plan.

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending April 30, 2020.

Results from Operations – For the years ended April 30, 2019, as compared to April 30, 2020 .

Operating results for the years ended April 30, 2019, and 2020 are summarized as follows:

	Years Ended April 30,
	2019	2020
Revenue	$—	$—
Operating expenses	120,031	205,411
Other income (expense)	—	615,000
Net operating gain (loss)	$(120,031)	$(409,589)

Our net operating loss increased $85,380 for our year ended April 30, 2020, from our year ended April 30, 2019. During the year ended April 30, 2020, our operating expenses increased $85,380 from the year ended April 30, 2019. The increase in expenses was mainly comprised of increase in professional fees. The other income for the year ended April 30, 2020 was due to cancellation of consulting agreements.

We recorded net income of $409,589 for the year ended April 30, 2020, as compared with a net loss of $120,031 for the year ended April 30, 2019.

Liquidity and Capital Resources

As of April 30, 2020, we had cash of $858 and our working capital deficit was $332,211. In 2020, we generated revenues of $0 and a net loss of $205,411 from operations as compared to 2019 revenues of $0 and a net operating expense of $120,031.

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

In order to finance the operations of the Company during the twelve months ending April 30, 2019, and 2020, the Company’s management and/or shareholders entered a series of note transactions or accounts payable totaling $1,250 and $5,050, respectively.

Cash Flow

	Years Ended April 30,
	2019	2020
Net cash provided (used) in operating activities	$(31)	$(5,411)
Net cash used in investing	—	—
Net cash provided (used) by financing activities	5,050	1,250
Net increase (decrease) in cash	$5,019	$(4,161)

Cash used in operating activities for years ended April 30, 2019, and 2020 as primarily for expenses related to general operations and for Company incurred administrative expenses.

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

We do not have any revenues or current operations to secure any revenues. Our ability to survive is dependent upon outside capital, and we have not located any suitable forms of financing for our company for the long term. We had no committed source for funds as of April 30, 2020, other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

The Company and has accumulated a deficit of $46,406,354 at, April 30, 2020. We currently have negative working capital. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Condensed Financial Statements for the year ended April 30, 2020, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Crown Baus Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crown Baus Capital Corp. (the “Company”) as of April 30, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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
March 24, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Crown Baus Capital Corp.

(Formerly Cannabis Capital Corp.)

Balance Sheets

April 30, 2020 and 2019

	2020	2019
ASSETS
Current Assets:
Cash and equivalents	$858	$5,019
Prepaid expenses	—	—
Total current assets	858	5,019

Other Assets
Investment	—	—

TOTAL ASSETS	$858	$5,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$75,167	$690,167
Loans payable – non affiliates	200,000	—
Loans payable – stockholders’	57,045	55,795
Total current liabilities	332,212	745,962

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized, 161,050,000 and 161,050,000 shares issued and outstanding, respectively	161,050	161,050
Additional paid-in capital	45,935,000	45,932,500
Cancellation receivable	(21,050)	(18,550)
Accumulated deficit	(46,406,354)	(46,815,943)
Total Stockholders' Equity (Deficit)	(331,354)	(740,943)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$858	$5,019

See accompanying notes to financial statements

 Crown Baus Capital Corp.

(Formerly Cannabis Capital Corp.)

Statements of Operations

For the Years Ended April 30, 2020 and 2019

	2020	2019

Revenue	$—	$—

Expenses:
Officers’ compensation	—	—
Management fees	—	120,000
Professional fees	200,000	—
General and administrative	5,411	31
Total Expenses	205,411	120,031

Operating loss	(205,411)	(120,031)

Gain on share recovery	615,000	—
Income (loss) before provision for income taxes	409,589	(120,031)

Provision for income taxes	—	—

Net income (loss)	$409,589	$(120,031)

Basic and diluted loss per share	$0.00	$(0.00)

Basic and diluted weighted average number of shares outstanding	161,050,000	143,550,000

See accompanying notes to financial statements

 Crown Baus Capital Corp.

Statement of Stockholders' Deficit

For the Years Ended April 30, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Common stock to be Returned	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - April 30, 2018	161,050,000	$161,050	$45,932,500	$(18,550)	$(46,695,912)	$(620,912)
Net loss	—	—	—	—	(120,031)	(120,031)
Balance - April 30, 2019	161,050,000	$161,050	$45,932,500	$(18,550)	$(46,815,943)	$(740,943)
Reclaim shares for cancellation	—	—	2,500	(2,500)	—	—
Net income	—	—	—	—	409,589	409,589
Balance, April 30, 2020	161,050,000	$161,050	$45,935,000	$(21,050)	$(46,406,354)	$(331,354)

See accompanying notes to financial statements

Crown Baus Capital Corp.

Statements of Cash Flows

 For the Years Ended April 30, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net income (loss)	$409,589	$(120,031)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Gain on debt settlement	(615,000)	—
Cancellation of shares receivable	—	—
Accounts payable and accrued expenses	—	120,000
Net cash used by operating activities	(205,411)	(31)

Cash flows from financing activities:
Proceeds from notes payable	200,000	—
Proceeds from issuance of common stock	—	—
Proceeds from Stockholders’ loans	1,250	5,050
Net cash provided by (used in) financing activities	201,250	5,050
Net increase (decrease) in cash	(4,161)	5,019
Cash at beginning of period	5,019	—
Cash at end of period	$858	$5,019
Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

The Company has negotiated with several targets, but none have accomplished the desired goals and were either abandoned or canceled after signing management or acquisition agreements. These agreements were announced and their cancellations disclosed in various Form 8-K filed with the Securities and Exchange Commission from February 17, 2014, through October 24, 2014 (incorporated herein by reference).

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America and with the requirements for Form 10-K and Regulation S-X.

Going Concern

Since inception, the Company has an accumulated deficit of $46,406,354. The Company currently has negative working capital. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended April 30, 2020, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company. The Company did not have operations for the year ended April 30, 2019, or 2020.

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

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At, April 30, 2019, and 2020, the Company had $5,031 and $858 in cash and no other cash equivalents, respectively.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2015 through 2020, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at, April 30, 2020.

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

The Company does not have any unrecognized tax benefits as of April 30, 2019, and 2020 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of April 30, 2019, and 2020.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2020, a stockholder of the Company loaned the Company $1,250 to pay for certain expenses. Total loans payable to stockholders, on April 30, 2020 and 20219 totaled $57,045 and $55,795, respectively.  The loans bear no interest and are payable on demand.

Management Agreements

For the years ended April 30, 2020, the following executive compensation was recorded:

Related Party	Position	Stock-based Compensation	Management Fees
Benjamin Tam	CFO	$—	$—
T.J. Singh	CFO	—	—
Charles J.S. Kwon	CEO, President, Director	—	—
Andy Jagpal	CEO, President, Director	—	—
		$—	$—

NOTE 5.  LOANS PAYABLE

During the year ended April 30, 2020, the Company received an advance of $200,000 from a consultant, which was utilized to pay professional, administrative and consulting fees. The advance in non-interest bearing and payable upon demand.

NOTE 6.  STOCKHOLDERS' EQUITY

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

NOTE 7.  INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of April 30, 2020, the Company has operating loss carry forwards of approximately $46,406,354 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit on April 30, 2020 and 2019 is based on the current Federal statutory income tax rate of 21% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended April 30, 2020 and 2019:

	Years Ended April 30,
	2020	2019
Tax benefit at the federal statutory rate	$46,406,354	$46,815,943

Non-deductible costs	—	—
Decrease in valuation allowance	(46,406,354)	(46,815,943)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability on April 30, 2020 and 2019 are as follows:

	April 30,
	2020	2019
Deferred tax assets	$9,745,344	9,831,348

Valuation allowance	(9,745,344)	(9,831,348)
	$—	—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

On April 30, 2020, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $46,406,000. These losses expire in varying amounts between April 30, 2033, and 2040.

NOTE 8.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception (August 8, 2011) to April 30, 2020, the Company incurred a net loss of approximately $46,406,354.  In addition, the Company has no significant assets or revenue generating operations at, April 30, 2020.

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

NOTE 9. FAIR VALUE MEASUREMENT

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Control over Financial Reporting

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

In performing the above-referenced assessment, management had concluded that as of April 30, 2020, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weakness including those described below:

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

Management conducted an evaluation of the effectiveness, as of April 30, 2020, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2020, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

 None.

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

Name	Age	Position
Andy Jagpal	50	Current Chief Executive Officer, President and Director
T.J. Singh	46	Current Chief Financial Officer and Director
Charles Kwon	39	Former CEO and Current Director
Benjamin Tam	64	Former Chief Financial Officer
Robert Kane	46	Former Director
Raymond Dabney	56	Former Chief Executive Officer, President and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Andy Jagpal

Chief Executive Officer, President, Director

Mr. Jagpal holds a Bachelor of Science from the University of British Columbia and was a research assistant with the Dean of Plant Science and Agriculture Canada.  As an entrepreneur, Mr. Jagpal was the President of Alliance Vancouver, an Executive Office Business Center that assisted new start-up companies and existing high growth companies with their back-office and day to day business management including telephone and reception service, administrative services, bookkeeping and staff resourcing.  Over 100 companies were supported by Alliance Vancouver in their downtown Vancouver locations.  Mr. Jagpal has also been involved with taking emerging companies public and providing access to venture capital along with mergers and acquisition support.   Mr. Jagpal has also participated in the startup of mining projects in Philippines and Peru.  Currently Mr. Jagpal serves as President of Primo Nutraceuticals, a company listed on the Canadian Securities Exchange.  Primo is involved in producing and marketing neutraceutical products for the health and wellness marketplace.

T.J. Singh

Chief Financial Officer, Director

Mr. Singh is a Chartered Professional Accountant (CPA, CGA) with over 20 years of accounting, tax and business advisory experience including management roles at Big 4 accounting firms including KPMG, PwC & Deloitte. Mr. Singh also held the role of Senior Global Tax Manager at CHC, an international helicopter services company with revenues exceeding $1B.  Currently, Mr. Singh provides business advisory services to start-up companies in high growth sectors and participates in real estate development projects in Metro Vancouver.  At Crown Baus Capital Corp., Mr. Singh will oversee the quarterly and annual financial reporting functions including the timely completion and filing of the annual audited statements.

Charles Kwon

Former Chief Executive Officer and Current Director

Mr. Kwon received his Business Diploma from the British Columbia Institute of Technology in 2002. Afterwards, he started his career in the capital markets as a trader. Then in 2006, as an Investment Advisor at Global Securities. For the past 5 years, Mr. Kwon has been a partner at ReThink, managing their Real Estate and Investment holdings. Mr. Kwon melds his experience in the capital market sector with business expertise, inspirational vision, fundraising experience, and strategic focus.

Mr. Kwon will serve as a Company director until his duly elected successor is appointed or his resignation. There are no arrangements or understandings between Mr. Kwon any other person pursuant to which he was selected as a director. There are no family relationships between Mr. Kwon and any of the Company’s officers or directors. Mr. Kwon has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940 during the past 5 years.

Mr. Kwon resigned as Chief Executive Officer and President April 20, 2020. Mr. Kwon remains a director of our company.

Benjamin Tam

Former Chief Financial Officer

Mr. Tam has been the Chief Executive and/or Chief Financial Officer for several publicly traded companies.

Mr. Tam was removed from all positions during this fiscal year.

Robert Kane

Former Director

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

Mr. Kane resigned on October 22, 2019.

Raymond C. Dabney

Former Chief Executive Officer, President, and Director

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

Mr. Dabney resigned October 22, 2019

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

Code of Ethics (COMMENT SCOTT - PUT CODE OF ETHICS IN 2021 REPORT?)

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

Shareholder Communications - COMMENT SCOTT - HIGHLIGHTED WEBSITE NOT ACTIVE, ADVISE.

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

Except as set forth in the summary compensation table below, during the fiscal years ended April 30, 2019, and 2020, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently available.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended April 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Warrant Awards		All Other Compensation		Total
T.J. Singh CFO, and Director	2020 2019	$	— —	$	— —	$	— —	$	— —	$	— —

Andy Jagpal CEO, President, and Director	2020 2019	$	— —	$	— —	$	— —	$	— —	$	— —

Charles Kwon Former Presidnet, CEO, Director	2020 2019	$	— —	$	— —	$	— —	$	— —	$	— —

Benjamin Tam Former CFO	2020 2019	$	— —	$	— —	$	— —	$	— —	$	— —

Robert Kane CFO, Treasurer, Director	2020 2019	$	— 60,000	$	— —	$	— —	$	— —	$	— 60,000

Raymond C. Dabney President, CEO, Director	2020 2019	$	— 60,000	$	— —	$	— —	$	— —	$	— 60,000

Employment Agreements

We had contractor agreements with our executive officers as described on Form 8-K filed with the Securities and Exchange Commission on January 21, 2015. All of these contracts ceased October 22, 2019

Compensation of Directors

During the fiscal years ended April 30, 2019, and 2020 respectively, except as set forth above, the Company has not compensated its directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 30, 2020, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. On April 30, 2020, 161,050,000 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership
Officers and Directors
Andy Jagpal	—	—
T.J. Singh	—	—
Charles J.S. Kwon (2)	80,000,000	49.6%
All executive officers and directors as a group (twopersons)	80,000,000	49.67%
Five Percent Shareholders
Castor Management Services, Inc. (1)	75,000,000	46.56%

(1)	On October 22, 2019, Raymond C. Dabney and Castor Management Services, Inc. sold 80,000,000 common shares to Charles J.S. Kwon effecting a change of control on that date.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Boyle CPA, LLC for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $2,750 for the year ended April 30, 2020.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2019, and $0 expenses for year ended April 30, 2020.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN BAUS CAPITAL CORP.

Dated: April 21, 2022	By:	/s/ Andy Jagpal
	Name:	Andy Jagpal
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Andy Jagpal	Chief Executive Officer, and Director (Principal Executive Officer)	April 21, 2022
Andy Jagpal

/s/ TJ Singh	Chief Financial Officer	April 21, 2022

