Form 10-K
period 2021-04-30
Crown Baus Capital Corp.
filed 2023-10-10
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended April 30, 2021, and 2020

Commission File Number: 333-183239

CROWN BAUS CAPITAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204-2383 King George Blvd

Surrey, BC V4A5A4 Canada

(Address of principal executive offices)

Registrant’s telephone number: (844) 734-8420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.001 per share	CBCA	OTC Markets

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 5, 2023, the Company had 161,050,000 shares of common stock of the registrant outstanding with an aggregate non-affiliate value of $81,050.

CROWN BAUS CAPITAL CORP.

Annual Report on Form 10-K for the years ended April 30, 2020, and 2021

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

Overview of Business and Operations

The Company’s mission is to work together with our shareholders, investors, and communities to create long-term value.

Our strategy is to identify companies in industries that complement the expertise of our management team, Board of Directors, and partners. Our management’s track record provides a highly attractive opportunity for prospective targets looking for proven value, liquidity, and capital procurement.

The Company is focused on becoming a global acquisitions-based company targeting high tech industries and financial services.

Employees

We have two executives who are shareholders and currently contribute their time. The Company uses several consultants to assist in locating potential target companies and procure the financial resources required for the success of our business plan.

Government Regulation

We are currently not subject to any specific government regulation.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property other than own our domain address which signifies our online presence. Our trade name is our company name which is legally incorporated in the State of Nevada.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the OTC Markets platform under the symbol “CBCA”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets platform.

Quarterly period	High	Low
Fiscal year ended April 30, 2021:
First Quarter	$.78	$.18
Second Quarter	$.78	$.18
Third Quarter	$.75	$.06
Fourth Quarter	$.75	$.09

Fiscal year ended April 30, 2020:
First Quarter	$1.12	$.75
Second Quarter	$.80	$.22
Third Quarter	$1.10	$.16
Fourth Quarter	$1.11	$.30

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

Plan of Operations

The Company’s current plan of operations for the twelve months ending April 30, 2021, involved the continued development of the business plan.

Our ability to implement the phases of our business plan was dependent on us obtaining significant financing for these projects, which we were unable to secure during the year ending April 30, 2021.

Going Concern

We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further phases of our business plan. Even if we are successful in obtaining equity financing to fund our joint venture, there is no assurance that we will obtain the funding necessary to pay our creditors and note-holders on a timely basis. As a result, investors in our common stock would most likely lose all of their investments.

Results from Operations – For the years ended April 30, 2021, as compared to April 30, 2020                               .

Operating results for the years ended April 30, 2021, and 2020 are summarized as follows:

	Years Ended April 30,
	2021	2020
Revenue	$-	$-
Operating expenses	6,112	205,411
Other income (expense)	-	-
Net operating gain (loss)	$(6,112)	$(205,411)

Our net operating loss decreased $199,299 for our year ended April 30, 2021, from our year ended April 30, 2020. During the year ended April 30, 2021, our operating expenses decreased $199,299 from the year ended April 30, 2020. The decrease in expenses was mainly comprised of a decrease in management fees.

Liquidity and Capital Resources

As of April 30, 2021, we had cash of $1,025 and our working capital deficit was $331,354. In 2021, we generated revenues of $0 and a net loss of $6,112 from operations as compared to 2020 revenues of $0 and a net operating expense of $205,411.

The Company expects significant capital expenditure during the next 12 months, contingent upon raising additional capital. We anticipate that we will need a minimum of $2,000,000 for operations for the next 12 months.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan and joint venture.

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending April 30, 2021, on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financing, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending April 30, 2021, and 2020, the Company’s management and/or shareholders entered a series of note transactions or accounts payable totaling $6,279 and $1,250, respectively.

Cash Flow

	Years Ended April 30,
	2021	2020
Net cash provided (used) in operating activities	$(6,112)	$(205,411)
Net cash used in investing	-	-
Net cash provided (used) by financing activities	6,279	1,250
Net increase (decrease) in cash	$167	$(204,161)

Cash used in operating activities for years ended April 30, 2021, and 2020 was primarily for expenses related to general operations and for Company incurred administrative expenses.

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

Management believes that we may generate some revenues within the next 12 months of 2021, but that these revenues will not satisfy our cash requirements to implement our current business plan, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of April 30, 2021, other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

The Company has accumulated a deficit of $47,027,466 at, April 30, 2021. We currently have only limited working capital with which to continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for the year ended April 30, 2021, describes our significant accounting policies which are reviewed by management on a regular basis.

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

To: Shareholders and

Board of Directors of Crown Baus Capital Corp.

Opinion on the Financial Statements

We have audited the financial statements of Crown Baus Capital Corp. which comprise the balance sheets as of April 30, 2021 and April 30, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2021, and April 30, 2020, and the related notes to the financial statements (collectively referred to as the "financial statements").

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Crown Baus Capital Corp. for the years ended April 30, 2021 and April 30, 2020, and the results of its operations and its cash flows for the two years ended April 30, 2021 in accordance with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, and accumulated deficit for the years ended April 30, 2021 and April 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as Crown Baus Capital Corp’s auditor since 2023.

PCAOB ID: 06771

We have served as Crown Baus Capital Corp’s auditor since 2023.

Houston, Texas

September 29, 2023

Crown Baus Capital Corp.
Balance Sheets
April 30, 2021, and 2020

ASSETS
	2021	2020
Current Assets:
Cash and equivalents	$1,025	$858
Prepaid expenses	-	-
Total current assets	1,025	858

Other Assets
Investment	-	-

TOTAL ASSETS	$1,025	$858

Liabilities
Accounts payable and accrued expenses	$75,167	$75,167
Loans payable – non affiliates	200,000	200,000
Loans payable – stockholders’	63,324	57,045
Total current liabilities	338,491	332,212

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized, 161,050,000 and 161,050,000 shares issued and outstanding, respectively	161,050	161,050
Additional paid in capital	46,550,000	46,550,000
Cancellation receivable	(21,050)	(21,050)
Deficit accumulated during development stage	(47,027,466)	(47,021,354)
Total Stockholders' Deficit	(337,466)	(331,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,025	$858

See accompanying notes to financial statements

Crown Baus Capital Corp.
Statements of Operations
For the years Ended April 30, 2021, and 2020

	2021	2020

Revenue	$-	$-

Expenses:
Officers’ compensation	-	-
Management fees	-	200,000
Professional fees	-	-
Other	6,112	5,411
	6,112	205,411

Operating loss	(6,112)	(205,411)

Net gain (loss) before provision for income taxes	(6,112)	(205,411)

Provision for income taxes	-	-

Net gain (loss)	$(6,112)	$(205,411)

Basic and diluted loss per share	$0.00	$(0.00)

Basic and diluted weighted average
Number of shares outstanding	161,050,000	161,050,000

See accompanying notes to financial statements

Crown Baus Capital Corp.
Statements of Stockholders’ Deficit
For the Years Ended April 30, 2021, and 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Common Stock to be returned	Accumulated Deficit	Total Stockholders' Deficit
Balance, April 30, 2020	161,050,000	$161,050	$46,550,000	$(21,050)	$(47,021,354)	$(331,354)
Net loss	-	-	-	-	(6,112)	(6,112)
Balance April 30, 2021	161,050,000	$161,050	$46,550,000	$(21,050)	$(47,027,466)	$(337,466)

See accompanying notes to financial statements

Crown Baus Capital Corp.
Statements of Cash Flows
For the Years Ended
From April 30, 2021 to April 30, 2020

	2021	2020

Cash flows from operating activities:
Net gain (loss)	$(6,112)	$(205,411)

Accounts payable and accrued expenses	-	200,000
	-	-
Net cash used by operating activities	(6,112)	(5,411)
Cash flows from financing activities:
Stockholder's loans	6,279	1,250
Net cash provided by financing activities	6,279	1,250
Net change in cash and cash equivalents	167	(4,161)
Cash and cash equivalents – beginning of period	858	5,019
Cash at end of period	$1,025	$858
Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income tax	-	-

Non-cash Investing and Financing Activity:
Conversion of accounts payable to notes payable	-	200,000

Reconciliation of cash and non-cash:
Cash and cash equivalents – end of period	$1,025	$(199,142)
Non-cash transaction	$-	$200,000
Cash – end of period	$1,025	$858

See accompanying notes to financial statements

CROWN BAUS CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Crown Baus Capital Corp. (“We” or the “Company”) was incorporated pursuant to the laws of the State of Nevada on August 8, 2011, as Flow Tech Solutions, Inc. We changed our name to World Stevia Corp. on August 15, 2013, then to  Cannabis Capital Corp. on March 3, 2014, and finally to Crown Baus Capital Corp. on May 27, 2014.

Overview of Business and Operations

The Company’s mission is to work together with our shareholders, investors, and communities to create long-term value.

Our strategy is to identify companies in industries that complement the expertise of our management team, Board of Directors, and partners.  Our management’s track record provides a highly attractive opportunity for prospective targets looking for proven value, liquidity, and capital procurement.

The Company is focused on becoming a global acquisitions-based company targeting high tech industries and financial services.

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

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements of the Company are presented in accordance with the requirements for Form 10-K and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

Going Concern

The Company has an accumulated deficit of $47,027,466. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended April 30, 2021, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company.  The Company did not have operations for the year ended April 30, 2021, or 2020.

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

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At, April 30, 2021, and 2020, the Company had $1,025 and $858 in cash and no other cash equivalents, respectively.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at, April 30, 2021.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted the accounting standards codified in ASC 740, Income Taxes as of its inception. Pursuant to those standards, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

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

The Company does not have any unrecognized tax benefits as of April 30, 2021, and 2020 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of April 30, 2021, and 2020 .

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

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, “Derivatives and Hedging”. The Black-Scholes option pricing valuation method is used to determine the fair value of these warrants. The use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

Recently and Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2021, a stockholder of the Company loaned the Company $6,279 to pay for certain expenses. Total loans payable to stockholders, on April 30, 2021, totaled $63,324. The loans bear no interest and are payable on demand.

Management Agreements

For the years ended April 30, 2021, the following executive compensation was recorded:

None.

NOTE 5. STOCKHOLDERS' DEFICIT

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

On January 11, 2018, the Company issued 2,500,000 shares of common stock for services valued at $1,050,000 and 15,000,000 common shares valued at $450,000 for an acquisition.

The Company has not issued any warrants or stock options.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of April 30, 2021, the Company has operating loss carry forwards of approximately $46,412,466 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit on April 30, 2021, and 2020 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended April 30, 2021, and 2020:

	Years Ended April 30,
	2021	2020
Tax benefit at the federal statutory rate	$47,027,466	$47,021,354

Non-deductible costs	-	-
Decrease in valuation allowance	(47,027,466)	(47,021,354)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability on April 30, 2021, and 2020 are as follows:

	April 30,
	2021	2020
Deferred tax assets	$9,875,768	9,874,484

Valuation allowance	(9,875,768)	(9,874,484)
	$-	-

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

On April 30, 2021, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $47,027,466. These losses expire in varying amounts between April 30, 2034, and 2041.

NOTE 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of the investment necessary to achieve its operating plan, which is long-range in nature. For the period ending April 30, 2021, the Company incurred a net loss of approximately $47,027,466. In addition, the Company has no significant assets or revenue generating operations at, April 30, 2021.

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

The Company’s financial instruments consisted of cash, prepaid expenses, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expenses, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company’s classifies as a level three of the fair value measurement hierarchy.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

NOTE 9. STOCKHOLDERS’ DEFICIT

Authorized

The Company is authorized to issue 200,000,000 shares of common stock, having a par value of $0.001 per share.

Issued and Outstanding

Common Stock

NOTE 10. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurrences requiring response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements will be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of April 30, 2021, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Name	Age	Position
T.J. Singh (1)		Chief Financial Officer and Director
Andy Jagpal	50	Chief Executive Officer, President, and Director
Charles J.S. Kwon	42	Director

(1) Mr. Singh resigned all positions on April 1, 2021.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman, Officers and Directors

Charles J.S. Kwon

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

Mr. Kwon will serve as a Company director and officer until his duly elected successor is appointed or his resignation. There are no arrangements or understandings between Mr. Kwon and any other person pursuant to which he was selected as an officer or director. There are no family relationships between Mr. Kwon and any of the Company’s officers or directors. Mr. Kwon has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940 during the past 5 years.

T.J. Singh

Chief Financial Officer and Director

Mr. Singh is a Chartered Professional Accountant (CPA, CGA) with over 20 years of accounting, tax and business advisory experience including management roles at the Big 4 accounting firms including KPMG, PwC & Deloitte. Mr. Singh also held the role of Senior Global Tax Manager at CHC, an international helicopter services company with revenues exceeding $1B.  Currently, Mr. Singh provides business advisory services to start-up companies in high growth sectors and participates in real estate development projects in Metro Vancouver.  At Crown Baus Capital Corp., Mr. Singh will oversee the quarterly and annual financial reporting functions including the timely completion and filing of the annual audited statements.

Mr. Singh resigned on April 1, 2021.

Andy Jagpal

Chief Executive Officer, President, and Director

Mr. Jagpal holds a Bachelor of Science from the University of British Columbia and was a research assistant with the Dean of Plant Science and Agriculture Canada.  As an entrepreneur, Mr. Jagpal was the President of Alliance Vancouver, an Executive Office Business Center that assisted new start-up companies and existing high growth companies with their back-office and day to day business management including telephone and reception service, administrative services, bookkeeping and staff resourcing.  Over 100 companies were supported by Alliance Vancouver in their downtown Vancouver locations.  Mr. Jagpal has also been involved with taking emerging companies public and providing access to venture capital along with mergers and acquisition support.   Mr. Jagpal has also participated in the startup of mining projects in Philippines and Peru.  Currently Mr. Jagpal serves as President of Primo Nutraceuticals, a company listed on the Canadian Securities Exchange. Primo is involved in producing and marketing nutraceutical products for the health and wellness marketplace.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No officers or directors has been involved in any of the following events within the last ten years that is material to an evaluation of their ability or integrity as described in Item 401(f) of Regulation S-K.

Board Committees

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's Board of Directors believes that it is not necessary to have a compensation committee at this time because the functions of such a committee are adequately performed by the Board of Directors. The Board of Directors is also of the view that it is appropriate for the Company not to have a standing nominating committee because the Board of Directors has performed and will perform adequately the functions of a nominating committee.

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

•	compliance with applicable governmental laws, rules, and regulations;
•	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
•	accountability for adherence to the Code.

An official Code of Ethics has been finalized by the Board of Directors and made available upon request by a shareholder of the Company. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other’s business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2021, all of our executive officers, directors, and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended April 30, 2020, and 2021, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation accrued during the years ended April 30, 2020, and 2021 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Charles Kwon	2020	$-	$-	$-	$-	$-
President, CEO, Director

Benjamin Tam	2020	$-	$-	$-	$-	$-
CFO

T.J. Singh	2021	$-	$-	$-	$-	$-
CFO

Andy Jagpal	2021	$-	$-	$-	$-	$-
President, CEO, Director

________

Employment Agreements

None.

Compensation of Directors

During the fiscal years ending April 30, 2021, and 2020, respectively, except as set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 30, 2017, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all the people named have sole voting and investment power with respect to such shares, except as otherwise noted. On April 30, 2021, 161,050,000 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership
Charles J.S. Kwon	-	-
Andy Jagpal	80,000,000	49.67%
T.J. Singh	-	-
All executive officers and directors as a group (three persons)	80,000,000	49.67%

___________________

These shares are owned by 1226508 BC Ltd which is owned and operated by Mr. Jagpal

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Victor Mokuolu, CPA PLLC for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $6,000 for the year ended April 30, 2021.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2020, and $0 expenses for year ended April 30, 2021.

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

Exhibit Number	Description of Exhibit
3.2	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed April 15, 2014)
3.3	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed July 17, 2014)
10.01	Change in control (incorporated by reference to the Company’s Form 8-K filed July 23, 2014)
31.1	Certification by Andy Jagpal, Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
31.2	Certification by ??, Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN BAUS CAPITAL CORP.

Dated: October 5, 2023	By:	/s/ Andy Jagpal
	Name:	Andy Jagpal
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Andy Jagpal	Chief Executive Officer, and Director (Principal Executive Officer)	October 5, 2023
Andy Jagpal

/s/ Andy Jagpal	Chief Financial Officer
Andy Jagpal

