Form 10-K
period 2022-04-30
Crown Baus Capital Corp.
filed 2023-10-10
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended April 30, 2022, and 2021

Commission File Number: 333-183239

CROWN BAUS CAPITAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204-2383 King George Blvd

Surrey, BC V4A5A4 Canada

(Address of principal executive offices)

Registrant’s telephone number: (844) 734-8420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common stock, $.001 per share	CBCA	OTC Markets

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The aggregate market value of the common stock held by non-affiliates as of October 5, 2023 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $81,050 based on the per share closing price as of October 5, 2023, quoted on OTC Market Group Expert Market for the registrant’s common stock, which was $0.001.

CROWN BAUS CAPITAL CORP.

Annual Report on Form 10-K for the years ended April 30, 2022, and 2021

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

Employees

We have one executive who is a shareholder and currently contributes his time. The Company uses several consultants to assist in locating potential target companies and procure the financial resources required for the success of our business plan.

Government Regulation

We are currently not subject to any specific government regulation.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We have no intellectual property other than owning our domain address which signifies our online presence. Our trade name is our company name which is legally incorporated in the State of Nevada.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the OTC Markets platform under the symbol “CBCA”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets platform.

Quarterly period	High	Low
Fiscal year ended April 30, 2021:
First Quarter	$.88	$.20
Second Quarter	$.78	$.1829
Third Quarter	$.75	$.0531
Fourth Quarter	$.75	$.0919

Fiscal year ended April 30, 2022:
First Quarter	$.18	$.0001
Second Quarter	$.47	$.0001
Third Quarter	$.0001	$.0001
Fourth Quarter	$.0002	$.0001

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

Holders

As of the date of this filing we had approximately 60 shareholders of record of our common stock, including Cede and Co., which holds shares for the beneficial interest of an unknown number of stockholders in brokerage accounts.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

Plan of Operations

The Company’s current plan of operations for the twelve months ending April 30, 2022, involved the continued development of the business plan.

Our ability to implement the phases of our business plan was dependent on us obtaining significant financing for these projects, which we were unable to secure during the year ending April 30, 2022.

Going Concern

We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further phases of our business plan. Even if we are successful in obtaining equity financing to fund our joint venture, there is no assurance that we will obtain the funding necessary to pay our creditors and noteholders on a timely basis. As a result, investors in our common stock would most likely lose all of their investments.

Results from Operations – For the years ended April 30, 2022, as compared to April 30, 2021

Operating results for the years ended April 30, 2022, and 2021 are summarized as follows:

	Years Ended April 30,
	2022	2021
Revenue	$-	$-
Operating expenses	21,671	6,112
Other income (expense)	-	-
Net operating gain (loss)	$(21,671)	$(6,112)

Our net operating loss increased $15,559 for our year ended April 30, 2022, from our year ended April 30, 2021. During the year ended April 30, 2022, our operating expenses increased $15,559 from the year ended April 30, 2021. The increase in expenses was mainly comprised of an increase in accounting expenses and a decrease in state fees.

Liquidity and Capital Resources

As of April 30, 2022, we had cash of $59 and our working capital deficit was $359,137. In 2022, we generated revenues of $0 and a net loss of $21,671 from operations as compared to 2021 revenues of $0 and a net operating expense of $6,112.

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

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending April 30, 2023, on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financing, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending April 30, 2022, and 2021, the Company’s management and/or shareholders entered a series of note transactions or accounts payable totaling $0 and $5,855, respectively.

Cash Flow

	Years Ended April 30,
	2022	2021
Net cash provided (used) in operating activities	$(5,637)	$(6,112)
Net cash used in investing	-	-
Net cash provided (used) by financing activities	4,671	6,279
Net increase (decrease) in cash	$(966)	$107

Cash used in operating activities for years ended April 30, 2022, and 2021 was primarily for expenses related to general operations and for Company incurred administrative expenses.

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

Management believes that we may generate some revenues within the next 12 months of 2022, but that these revenues will not satisfy our cash requirements to implement our current business plan, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of April 30, 2022, other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

The Company accumulated a deficit of $47,049,137 on April 30, 2022. We currently have only limited working capital with which to continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for the year ended April 30, 2022, describes our significant accounting policies which are reviewed by management on a regular basis.

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

INDEX TO FINANCIAL STATEMENTS

APRIL 30, 2022, AND 2021

Report of Independent Registered Public Accounting Firm

To: Shareholders and

Board of Directors of Crown Baus Capital Corp.

Opinion on the Financial Statements

We have audited the financial statements of Crown Baus Capital Corp. which comprise the balance sheets as of April 30, 2022 and April 30, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2022, and April 30, 2021, and the related notes to the financial statements (collectively referred to as the "financial statements").

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Crown Baus Capital Corp. for the years ended April 30, 2022 and April 30, 2021, and the results of its operations and its cash flows for the two years ended April 30, 2022 in accordance with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, and accumulated deficit for the years ended April 30, 2022 and April 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

PCAOB ID: 06771

We have served as Crown Baus Capital Corp’s auditor since 2023.

Houston, Texas

September 29, 2023

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
Balance Sheets
April 30, 2022, and 2021

ASSETS
	2022	2021
Current Assets:
Cash and equivalents	$59	$1,025
Prepaid expenses	-	-
Total current assets	59	1,025

Other Assets
Investment	-	-

TOTAL ASSETS	$59	$1,025

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$91,201	$75,167
Loans payable – non affiliates	200,000	200,000
Loans payable – stockholders’	67,995	63,324
Total current liabilities	359,196	338,491

Stockholders' Deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized, 161,050,000 and 161,050,000 shares issued and outstanding, respectively	161,050	161,050
Additional paid-in capital	46,550,000	46,550,000
Cancellation receivable	(21,050)	(21,050)
Accumulated deficit	(47,049,137)	(47,027,466)
Total Stockholders' Deficit	(359,137)	(337,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59	$1,025

See accompanying notes to financial statements.

Crown Baus Capital Corp.
(Formerly Cannabis Capital Corp.)
Statements of Operations
For the Years Ended April 30, 2022, and 2021

	2022	2021

Revenue	$-	$-

Expenses:
Officers’ compensation	-	-
Management fees	-	-
Professional fees	20,000	-
General and administrative	1,671	6,112
Total Operating expenses	21,671	6,112

Operating loss	(21,671)	(6,112)

Gain on share recovery
Income (loss) before provision for income taxes	(21,671)	(6,112)

Provision for income taxes	-	-

Net income (loss)	$(21,671)	$(6,112)

Basic and diluted loss per share	$(0.00)	$0.00

Basic and diluted weighted average
Number of shares outstanding	161,050,000	161,050,000

See accompanying notes to financial statements.

Crown Baus Capital Corp.

(Formerly Cannabis Capital Corp.)

Statement of Stockholders' Deficit

For the Years Ended April 30, 2022, and 2021

			Additional	Common		Total
	Common Stock		Paid-in	Stock to be	Accumulated	Stockholders'
	Shares	Amount	Capital	Returned	Deficit	Deficit
Balance, April 30, 2020	161,050,000	$161,050	$46,550,000	$(21,050)	$(47,021,354)	$(331,354)
Net loss	-	-	-	-	(6,112)	(6,112)
Balance April 30, 2021	161,050,000	$161,050	$46,050,000	$(21,050)	$ (47,027,466)	$(337,466)
Net loss	-	-	-	-	(21,671)	(21,671)
Balance April 30, 2022	161,050,000	$161,050	$46,050,000	$(21,050)	$(47,049,137)	$(359,137)

See accompanying notes to financial statements.

Crown Baus Capital Corp.

Statements of Cash Flows

For the Years Ended April 30, 2022, and 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(21,671)	$(6,112)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on debt settlement	-	-
Changes in operating assets and liabilities:	-	-
Accounts payable and accrued expenses	16,034	1,185
Net cash used by operating activities	(5,637)	(4,927)
Cash flows from financing activities:
Proceeds from notes payable	-	-
Proceeds from issuance of common stock	-	-
Proceeds from stockholder loans	4,671	5,094
Net cash provided by financing activities	4,671	5,094
Net increase (decrease) in cash	(966)	167
Cash at beginning of period	1,025	858
Cash at end of period	$59	$1,025
Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transactions

None. See accompanying notes to financial statements.

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

Going Concern

Since inception, the Company has had an accumulated deficit of $47,049,137. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended April 30, 2022, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company.  The Company did not have operations for the year ended April 30, 2022, or 2021.

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

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. On April 30, 2022, and 2021, the Company had $59 and $1,025 in cash and no other cash equivalents, respectively.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2015 through 2022, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined at the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at, April 30, 2022.

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

The Company does not have any unrecognized tax benefits as of April 30, 2022, and 2021 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of April 30, 2022, and 2021.

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2022, a stockholder of the Company loaned the Company $4,671 to pay for certain expenses.  Total loans payable to stockholders, on April 30, 2022, and 2021, totaled $67,995 and $63,324, respectively.  The loans bear no interest and are payable on demand.

Management Agreements

For the years ended April 30, 2022, the following executive compensation was recorded:

None.

NOTE 5. LOANS PAYABLE

During the year ended April 30, 2020, the Company issued a note payable for prior services to a consultant for $200,000 from a consultant. The note is convertible at the current price on the date of conversion, is non-interest bearing and payable on demand.

NOTE 6. STOCKHOLDERS' DEFICIT

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

On September 14, 2016, the Company hired Ben Tam as CFO and agreed to issue 2,500,000 shares of common stock for services.  The shares were not issued and valued at the price on the employment date of $0.42, or $1,050,000.  The shares were issued on January 11, 2018.  The Company recognized $1,050,000 in stock-based compensation during the year ended April 30, 2017.  The Company terminated the agreement in January 2020 for non-performance.  The shares have not been recovered.

On September 28, 2016, the Company agreed to acquire Aeonik, Inc. for 15,000,000 shares of common stock. The shares were not issued and valued at the market price of $0.42, or $6,300,000.  The shares were issued on January 11, 2018.  The acquisition was terminated on January 15, 2018.  The shares have not been recovered.

The Company has not issued any warrants or stock options.

NOTE 7. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of April 30, 2022, the Company has operating loss carry forwards of approximately $46,434,135 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit on  April 30, 2021, and 2022 is based on the current Federal statutory income tax rate of 21% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended April 30, 2022, and 2021:

	Years Ended April 30,
	2022	2021
Tax benefit at the federal statutory rate	$47,049,137	$47,027,466

Non-deductible costs	-	-
Decrease in valuation allowance	(47,049,137)	(47,027,466)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability on April 30, 2022, and 2021 are as follows:

	April 30,
	2022	2021
Deferred tax assets	$9,880,319	9,875,768

Valuation allowance	(9,880,319)	(9,875,768)

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

On April 30, 2022, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $47,049,137. These losses expire in varying amounts between April 30, 2033, and 2042.

NOTE 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses as a result of the investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended April 30, 2022, the Company incurred a net loss of approximately $47,049,137.  In addition, the Company has no significant assets or revenue generating operations at, April 30, 2022.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.  This conclusion is based on the findings discussed below, that constituted a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

In performing the above-referenced assessment, management had concluded that as of April 30, 2022, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weakness including those described below:

Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided with information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Management conducted an evaluation of the effectiveness, as of April 30, 2022, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Name	Age	Position
Charles Kwon	43	Director
Andy Jagpal	51	CEO, CFO, President, and Director

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

Mr. Kwon will serve as a Company director and officer until his duly elected successor is appointed or his resignation. There are no arrangements or understandings between Mr. Kwon any other person pursuant to which he was selected as an officer or director. There are no family relationships between Mr. Kwon and any of the Company’s officers or directors. Mr. Kwon has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940 during the past 5 years.

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

CEO, CFO, President, and Director

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

●	honest and ethical conduct,

●

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

●	compliance with applicable governmental laws, rules, and regulations;

●	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

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

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has the other’s business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2012, all of our executive officers, directors, and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended April 30, 2022, and 2021, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in existence.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation accrued during the years ended April 30, 2022, and 2021 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Charles Kwon	2021	$-	$-	$-	$-	$-
President and Director	2022	-	-	-	-	-

________

Andy Jagpal	2021	$-	$-	$-	$-	$-
CEO, CFO, President and Director	2022	-	-	-	-	-

________

Employment Agreements

None.

Compensation of Directors

During the fiscal years ending April 30, 2022, and 2021, respectively, except as set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 30, 2022, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all the people named have sole voting and investment power with respect to such shares, except as otherwise noted. On April 30, 2022, 161,050,000 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership
Charles J.S. Kwon	-	-
Andy Jagpal	80,000,000	49.67%
All executive officers and directors as a group (three persons)	80,000,000	49.67%

___________________

Mr. Jagpal owns and operates 1226508 BC Ltd which owns the shares represented above.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

Andy Jagpal contributed $4,670 in the period ended April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Victor Mokuolu, CPA, PLLC for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $6,000 for the year ended April 30, 2022.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2021, and $0 expenses for year ended April 30, 2022.

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

Exhibit Number	Description of Exhibit
3.2	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed April 15, 2014)
3.3	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed July 17, 2014)
10.01	Change in control (incorporated by reference to the Company’s Form 8-K filed July 23, 2014)
31.1	Certification by Andy Jagpal, Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
31.2	Certification by Andy Jagpal, Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Andy Jagpal	Chief Executive Officer, Chief financial Officer and Director (Principal Executive Officer)	October 5, 2023
Andy Jagpal

