Form 10-Q
period 2022-07-31
Crown Baus Capital Corp.
filed 2023-10-10
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

Commission File Number: 333-183239

CROWN BAUS CAPITAL CORP
(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204-2383 King George Blvd

Surrey, BC V4A5A4 Canada

(Address of principal executive offices)

(844) 734-8420

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001	CBCA	Pink OTC Markets

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 5, 2023, the Company had 161,050,000 shares of common stock of the registrant outstanding.

CROWN BAUS CAPITAL CORP

Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Report contains forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Among the material risks which may impact Forward Looking Statements are the following: the risk that we are unsuccessful in obtaining additional capital through the private sale of common shares, debt and/or convertible debt on commercially reasonable terms and which we require in order to fund the Company’s business; the risk that we are unsuccessful in growing and developing our business, and the risk that our business does not perform to expectations, or does not operate profitably. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Report should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of certain of the risks and factors that may affect the Company's business.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN BAUS CAPITAL CORP

CONDENSED BALANCE SHEETS

(unaudited)

	July 31, 2022	April 30, 2022

ASSETS
CURRENT ASSETS:
Cash	$59	$59
Total Current Assets	59	59

OTHER ASSETS:

Total Assets	59	59

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$91,201	$91,201
Convertible notes payable – non-affiliates	200,000	200,000
Notes payable stockholders’	67,995	67,995
Total Liabilities	399,196	359,196
STOCKHOLDERS’ DEFICIT:

Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding 161,050,000 and 161,050,000, respectively	161,050	161,050
Additional paid in capital	46,550,000	46,550,000
Cancellation receivable	(21,050)	(21,050)
Deficit accumulated during development stage	(47,049,137)	(47,049,137)
Total Stockholders’ Deficit	(359,137)	(359,137)
Total Liabilities and Stockholders’ Deficit	$59	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31.
	2022	2021

REVENUES	$-	$-

OPERATING EXPENSES
Management fees	-	-
Consulting fees	-	-
General and administrative	-	18
Total Operating Expenses	-	18

LOSS FROM OPERATIONS	-	(18)

OTHER INCOME (EXPENSE):
Debt settlement	-	-
Interest expense – other	-	-
Total Other Income (Expense)	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	-	(18)

PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$-	$(18)

Basic Per Share Data:
Net Gain (Loss) Per Share – basic	$.00	$.00

Weighted Average Common Shares Outstanding:
Basic	161,050,000	161,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2022		2021
OPERATING ACTIVITIES
Net gain (loss)	$		$(18)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement
Stock issued for
Forgiven debt and accrued interest
Changes in operating assets and liabilities:
Accounts payable and accrued expenses
Net cash used in operating activities			(18)

Cash flows provided by financing activities:
Proceeds from convertible debt
Proceeds from notes payable			-
Net cash provided by financing activities			(18)

NET INCREASE IN CASH		-	(18)
CASH BEGINNING OF PERIOD		59	1,025
CASH END OF PERIOD		$59	$1,007
SUPPLEMENTAL DISCLOSURES:
Income taxes paid		$-	$-
Interest paid		$-	$-

Cash paid for accrued interest		$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED July 31, 2022

(UNAUDITED)

	Common Stock		Cancellation	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance
April 30, 2022	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,049,137)	$(359,137)

Net loss July 31, 2022					-	-
Balance
July 31, 2022	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,049,137)	$(359,137)

CROWN BAUS CAPITAL CORP

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED July 31, 2021

(UNAUDITED)

	Common Stock		Cancellation	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance
April 30, 2021	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,027,466)	$(337,466)

Net loss July 31, 2021					(18)	(18)
Balance
July 31, 2021	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,027,484)	$(337,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED July 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on September 25, 2023.

Going Concern

Since inception, the Company has a cumulative net loss of $47,049,136. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the three months ended July 31, 2022, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. For the three months ended July 31, 2022, the Company incurred no development costs. As of July 31, 2022, the Company had no deferred product development costs.

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

ASC 740-10-25 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of July 31, 2022, that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of July 31, 2022, and April 30, 2022.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. at, July 31, 2022, the Company had $59 cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, line of credit payable, loans from a related party, contingent consideration payable, and convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  (See Note 7)

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2019, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and improvements are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization are generally accounted for using the straight-line method over the estimated useful lives of the assets as follows:

Office, protective and demonstration, and computer equipment	4 Years
Manufacturing equipment	10 Years
Leasehold improvements	lease term

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable.

Impairment of Long-Lived Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired

Net Income (Loss) Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented.

Common Share Non-Monetary Consideration

i. In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which: the counterparty’s performance is complete.

ii. commitment for performance by the counterparty to earn the common shares is reached; or

iii. the common shares are issued if they are fully vested and non-forfeitable at that date.

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005, includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for periods prior to December 1, 2005, were not restated.

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

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company uses a Binomial Lattice Model to judge the fair value of all of its currently outstanding derivative liabilities and to amortize any debt discounts that may have a remaining balance

Risks and Uncertainties

The Company is not able to predict the ultimate impact that uncontrollable events such as world-wide pandemics and financial downturns will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans and could ultimately have a significant negative impact on the Company.

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

None.

NOTE 4. ACQUISITIONS

None.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

On May 1, 2019, the Company entered into a note with a non-affiliate. The note was an agreed settlement with the party who had provided consulting services for several years without any remuneration. This is a demand note, bears no interest and is convertible at a price to be determined by the market on the date a conversion notice is received.

NOTE 6. FAIR VALUE MEASUREMENT

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

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company's financial instruments consisted of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expenses, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company’s classifies as a level three of the fair value measurement hierarchy.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company's common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2022.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2022.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-

As of July 31, 2022, the Company had no derivative instruments.

NOTE 7. STOCKHOLDERS’ DEFICIT

Authorized

The Company is authorized to issue 200,000,000 shares of common stock, having a par value of $0.001 per share.

Issued and Outstanding

Common Stock

At, July 31, 2022, the Company there is 161,050,000 shares of common stock outstanding.

Warrants Issued for Services

As of July 31, 2022, the Company had no outstanding warrants.

NOTE 8. SUBSEQUENT EVENT

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended July 31, 2022. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Company’s Approach to Management’s Discussion of Financial Condition and Results of Operations

In our discussion, we aim to provide: 1) a narrative explanation of our financial statements that enables investors to see the company through the eyes of our management; 2) an enhancement of the overall financial disclosure with provided context with which the financial information should be analyzed; and 3) information about the quality of, and potential variability of, our earnings and cash flow so investors can ascertain the likelihood that past performance is indicative of future performance. In our overall presentation, we aim to focus on the material, analysis, key performance measures and known material trends and uncertainness of the Company, disclosure regarding liquidity and capital resources, and disclosure regarding critical accounting estimates. As part of our overall presentation, we strive to present the most material information as the most prominent and avoid unnecessary duplicative disclosures that can tend to overwhelm our readers and act as an obstacle to identifying material matters.

Current Operations

The Company is currently pursuing leads to purchase or merge assets or companies that meet our mission statement.

Plan of Operations

No current operations

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of at least $2,000,000 over the twelve-month period beginning in the first quarter of fiscal year 2022 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

To date, management has not identified the source for such additional capital, and whether the Company will be able to raise sufficient capital, and do so on commercially reasonable terms, is uncertain. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Going Concern

In their report for our 2021 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in NOTE 3, Summary of Significant Accounting Policies to the Financial Statements contained in Item 1 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Liquidity and Capital Resources

As of July 31, 2022, and April 30, 2022, the Company had cash on hand of $59 and $1,007, respectively. The Company had a change in cash flow of $0 for three months ended July 31, 2022, resulted primarily from the operations of the Company’s activities in general operations.

As of July 31, 2022, we had cash of $59 and our working capital deficit was $359,136.

As of July 31, 2022, we generated revenues of $0 and a net loss of $0 as compared to July 31, 2021, revenues of $0 and a net loss of ($18). The net loss for the current period of measurement is mainly comprised general and administrative expenses. As of July 31, 2022, we have a cumulative net loss of $47,049,136. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need $2,000,000 for operations for the next 12 months, and $2,000,000 for our overall development. This capital will be needed for continued development of the Company’s automotive platforms and gaming expansion.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan.

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending July 31, 2022, on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

Cash Flows - Operating Activities	Three Months Ended July 31,
	2022	2021
Net cash provided by (used in) operating activities	$-	$(18)

Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	-
Net (decrease) increase in cash	$-	(18)

Cash provided by financing activities in the period ended July 31, 2022, is $0.

Going Concern Uncertainties

Management believes that our current financial condition, liquidity, and capital resources will not satisfy our cash requirements for the next twelve months to deploy our current business plan, and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our Company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our current business and fund our necessary operating expenses, through financial commitments from future debt and equity financings, if and when possible. Management believes that we may generate more revenue within the next 12 months, but that these revenues will not satisfy our cash requirements to implement our current business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead, which is subject to change depending upon pending business opportunities and available financing

We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and/or debt financing facilities, which are extremely difficult for a developmental stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company has a cumulative net loss of $47,049,136 on July 31, 2022. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended July 31, 2022, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate controls over financial reporting and bases such evaluations on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2022.

In connection with the preparation of our financial statements for the three months ended July 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended July 31, 2022, there has been  no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended April 30, 2022, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended July 31, 2022:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

__

** In accordance with SEC Release 33-8238, Exhibits 31.1, 31.2 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN BAUS CAPITAL CORP

Date: October 5, 2023	By:	/s/ Andy Jagpal
Andy Jagpal
Chief Executive Officer, Chief Financial Officer and Director

