Form 10-Q
period 2022-10-31
Crown Baus Capital Corp.
filed 2023-10-10
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

CROWN BAUS CAPITAL CORP

Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN BAUS CAPITAL CORP

CONDENSED BALANCE SHEETS

(unaudited)

	October 31, 2022	April 30, 2022

ASSETS
CURRENT ASSETS:
Cash	$59	$59
Total Current Assets	59	59

OTHER ASSETS:

Total Assets	59	59

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$91,201	$91,201
Convertible notes payable – non-affiliates	200,000	200,000
Notes payable stockholders’	67,995	67,995

Total Liabilities	359,196	359,196
STOCKHOLDERS’ DEFICIT:

Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding 161,050,000 and 161,050,000, respectively	161,050	161,050
Additional paid in capital	45,935,000	46,550,000
Cancellation receivable	(21,050)	(21,050)
Deficit accumulated during development stage	(47,049,137)	(47,049,137)
Total Stockholders’ Deficit	(359,137)	(359,137)
Total Liabilities and Stockholders’ Deficit	$59	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended October 31.
	2022	2021

REVENUES	$-	$-

OPERATING EXPENSES
Management fees	-	-
Consulting fees	-	-
General and administrative	-	53
Total Operating Expenses	-	53

LOSS FROM OPERATIONS	-	(53)

OTHER INCOME (EXPENSE):
Debt settlement	-	-
Interest expense – other	-	-
Total Other Income (Expense)	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	-	(53)

PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$-	$(53)

Basic Per Share Data:
Net Gain (Loss) Per Share – basic	$.00	$.00

Weighted Average Common Shares Outstanding:
Basic	161,050,000	161,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended October 31,
	2022	2021
OPERATING ACTIVITIES
Net gain (loss)	$-	$(53)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement
Stock issued for
Forgiven debt and accrued interest
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		35
Net cash used in operating activities	-	(18)

Cash flows provided by financing activities:
Proceeds from convertible debt
Proceeds from notes payable	-	-
Net cash (used) provided by financing activities	-	-

NET INCREASE IN CASH		(18)
CASH BEGINNING OF PERIOD	59	1,007
CASH END OF PERIOD	$59	$989
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

Cash paid for accrued interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended October 31.
	2022	2021

REVENUES	$-	$-

OPERATING EXPENSES
Management fees	-	-
Consulting fees	-	-
General and administrative	-	71
Total Operating Expenses	-	71

LOSS FROM OPERATIONS	-	(71)

OTHER INCOME (EXPENSE):
Debt settlement	-	-
Interest expense other	-	-
Total Other Income (Expense)	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	-	(71)

PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$-	$(71)

Basic Per Share Data:
Net Gain (Loss) Per Share basic	$0	$0

Weighted Average Common Shares Outstanding:
Basic	161,050,000	161,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2022	2021
OPERATING ACTIVITIES
Net gain (loss)	$-	$(71)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement
Stock issued for
Forgiven debt and accrued interest
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		35
Net cash used in operating activities	-	(36)

Cash flows provided by financing activities:
Proceeds from convertible debt
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	-	(36)
CASH BEGINNING OF PERIOD	59	1,025
CASH END OF PERIOD	$59	$989
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

Cash paid for accrued interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR NINE MONTHS ENDED October 31, 2022

(UNAUDITED)

	Common Stock		Cancellation	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance
April 30, 2022	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,049,137)	$(359,137)

Net loss October 31, 2022					-	-
Balance
October 31, 2022	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,049,137)	$(359,137)

CROWN BAUS CAPITAL CORP

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR NINE MONTHS ENDED October 31, 2021

(UNAUDITED)

	Common Stock		Cancellation	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance
April 30, 2021	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,027,466)	$(337,466)

Net loss October 31, 2021					(71)	(71)
Balance
October 31, 2021	161,050,000	$161,050	$(21,050)	$46,550,000	$(47,027,537)	$(337,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED October 31, 2022

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on September 22, 2023.

Going Concern

Since inception, the Company has had a cumulative net loss of $47,049,136. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the six months ended October 31, 2022, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. For the six months ended October 31, 2022, and 2021, the Company incurred no development costs.

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

The Company does not have any unrecognized tax benefits as of October 31, 2022, that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of October 31, 2022, and April 30, 2022.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. On October 31, 2022, the Company had $59 cash.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2022, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and improvements are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed of, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization are generally accounted for using the straight-line method over the estimated useful lives of the assets as follows:

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

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to affect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented.

Common Share Non-Monetary Consideration

i. In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which: the counterparty’s performance is complete,

ii. commitment for performance by the counterparty to earn the common shares is reached; or

iii. the common shares are issued if they are fully vested and non-forfeitable at that date.

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005, includes a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for the periods prior to December 1, 2005, were not restated.

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

The Company's financial instruments consisted of cash, prepaid expenses, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expenses, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company’s classifies as a level three of the fair value measurement hierarchy.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 31, 2022.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-

As of October 31, 2022, the Company had no derivative instruments.

NOTE 7. STOCKHOLDERS’ DEFICIT

Authorized

The Company is authorized to issue 200,000,000 shares of common stock, having a par value of $0.001 per share.

Issued and Outstanding

Common Stock

On, October 31, 2022, the Company there is 161,050,000 shares of common stock outstanding.

Warrants Issued for Services

As of October 31, 2022, the Company had no outstanding warrants.

NOTE 8. SUBSEQUENT EVENT

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six-month period ended October 31, 2022. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Going Concern

In their report for our 2022 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenue and no substantial revenues are anticipated in the near term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Liquidity and Capital Resources

As of October 31, 2022, and April 30, 2022, the Company had cash on hand of $59 and $59, respectively. The Company had a change in cash flow of $0  for six months ended October 31, 2022, resulting primarily from the operations of the Company’s activities in general operations.

As of October 31, 2022, we had cash of $59 and our working capital deficit was $359,136.

In the six months ended October 31, 2022, we generated revenues of $0 and a net loss of $0 as compared to October 31, 2021, revenues of $0 and a net loss of $71. The net loss for the current period of measurement is mainly comprised of general and administrative expenses. As of October 31, 2022, we have a cumulative net loss of $47,049,136. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending October 31, 2022, on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Cash Flows - Operating Activities	Six Months Ended October 31,
	2022	2021
Net cash provided by (used in) operating activities	$-	$(71)

Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	35
Net (decrease) increase in cash	$-	(36)

Cash provided by financing activities in the period ended October 31, 2022, is $0.

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

The Company has a cumulative net loss of $47,049,136 on October 31, 2022. We currently have only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the six months ended October 31, 2022, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2022.

In connection with the preparation of our financial statements for the three months ended October 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended October 31, 2022, there has been  no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended April 30, 2022, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended October 31, 2022:

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

____________

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

