Form 10-K
period 2023-04-30
Crown Baus Capital Corp.
filed 2023-10-10
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended April 30, 2023, and 2022

Commission File Number: 333-183239

CROWN BAUS CAPITAL CORP.

Nevada	99-0373498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204-2383 King George Blvd

Surrey, BC V4A5A4 Canada

(Address of principal executive offices)

Registrant’s telephone number: (855) 305-9945

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common stock, $.001 per share	CBCA	Expert Market OTC Markets

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

CROWN BAUS CAPITAL CORP.

Annual Report on Form 10-K for the years ended April 30, 2023, and 2022

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the OTC Markets platform under the symbol “CBCA”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets platform.

Quarterly period	High	Low
Fiscal year ended April 30, 2023:
First Quarter	$.0002	$.0002
Second Quarter	$.0002	$.0002
Third Quarter	$.0002	$.0002
Fourth Quarter	$.0002	$.0001

Fiscal year ended April 30, 2022:
First Quarter	$.18	$.0001
Second Quarter	$.47	$.0001
Third Quarter	$.0001	$.0001
Fourth Quarter	$.0002	$.0001

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

Preferred Stock

The Company has issued 1,000 shares of Series A Convertible Preferred Stock with the following preferences. The shares vote as a class ay 50.1% on all business requiring a vote. The shares convert at the closing ask price on the day the conversion request is received by the Company at a stated value of $1,000 per preferred share

Stock Option/Warrant Grants

As of the date of this filing, the Company has no outstanding Option/Warrant grants.

Recent Sales of Unregistered Securities

100,000 common shares were sold at $.072 and will be issued when the required corporate financial filings are completed for the fiscal year ended 4/30/2023.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

Plan of Operations

The Company’s current plan of operations for the twelve months ending April 30, 2023, involved the continued development of the business plan.

Our ability to implement the phases of our business plan was dependent on us obtaining significant financing for these projects, which we were unable to secure during the year ending April 30, 2023.

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

Results from Operations – For the years ended April 30, 2023, as compared to April 30, 2022                                  .

Operating results for the years ended April 30, 2023, and 2022 summarized as follows:

	Years Ended April 30,
	2023	2022
Revenue	$-	$-
Operating expenses	14,840	21,671
Other income (expense)	-	-
Net operating gain (loss)	$(14,840)	$(21,671)

Our net operating loss decreased $6,831 for the year ended April 30, 2023, from our year ended April 30, 2022. During the year ended April 30, 2023, our operating expenses decreased $6,831 from the year ended April 30, 2022. The decrease in expenses was mainly comprised of decreases in accounting fees and state fees with an increase in loan fees .

Liquidity and Capital Resources

As of April 30, 2023, we had cash of $5,351 and our working capital deficit was $240,844. In 2023, we generated revenues of $0 and a net loss of $14,840 from operations as compared to 2022 revenues of $0 and a net loss of $21,671.

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

In order to finance the operations of the Company during the twelve months ending April 30, 2023, and 2022, the Company’s management and/or shareholders entered a series of note transactions or accounts payable totaling $0 and $0, respectively. We successfully raised $27,471 from notes payable and a stock subscription agreement.

Cash Flow

	Years Ended April 30,
	2023	2022
Net cash provided (used) in operating activities	$(97,286)	$(5,637)
Net cash used in investing	-	-
Net cash provided (used) by financing activities	102,578	4,671
Net increase (decrease) in cash	$5,292	$(966)

Cash used in operating activities for years ended April 30, 2023, and 2022 was primarily for expenses related to general operations and for Company incurred administrative expenses.

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

Management believes that we may generate some revenues within the next 12 months of 2023, but that these revenues will not satisfy our cash requirements to implement our current business plan, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of April 30, 2023, other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

The Company accumulated a deficit of $47,063,977 on April 30, 2023. We currently have only limited working capital with which to continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for the year ended April 30, 2023, describes our significant accounting policies which are reviewed by management on a regular basis.

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

APRIL 30, 2023, AND 2022

Report of Independent Registered Public Accounting Firm

To: Shareholders and

Board of Directors of Crown Baus Capital Corp.

Opinion on the Financial Statements

We have audited the financial statements of Crown Baus Capital Corp. which comprise the balance sheets as of April 30, 2023 and April 30, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2023, and April 30, 2022, and the related notes to the financial statements (collectively referred to as the "financial statements").

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Crown Baus Capital Corp. for the years ended April 30, 2023 and April 30, 2022, and the results of its operations and its cash flows for the two years ended April 30, 2023 in accordance with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, and accumulated deficit for the years ended April 30, 2023 and April 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We have served as Crown Baus Capital Corp’s auditor since 2023.

PCAOB ID: 06771

We have served as Crown Baus Capital Corp’s auditor since 2023.

Houston, Texas

September 29, 2023

Crown Baus Capital Corp.
Balance Sheets
April 30, 2023, and 2022

ASSETS
	2023	2022
Current Assets:
Cash and equivalents	$5,351	$59
Prepaid expenses	1,275	-
Total current assets	6,626	59

Other Assets
Investment	-	-

TOTAL ASSETS	$6,626	$59

Liabilities
Accounts payable and accrued expenses	$10,031	$91,201
Loans payable – non affiliates	220,251	200,000
Loans payable – stockholders’	17,190	67,995
Total current liabilities	247,472	359,196

Stockholders' Deficit:
Common stock, $0.001 par value; 199,920,000 and 200,000,000 shares authorized , respectively shares authorized, respectively with
161,050,000 and 161,050,000 shares issued and outstanding, respectively	161,050	161,050
Preferred Stock, $0.001 par value; 80,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	46,675,911	46,550,000
Cancellation receivable	(21,050)	(21,050)
Stock subscription	7,220	-
Accumulated deficit	(47,063,977)	(47,049,137)
Total Stockholders' Deficit	(240,846)	(359,137)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,626	$59

See accompanying notes to financial statements.

Crown Baus Capital Corp.
Statements of Operations
For the Years Ended April 30, 2023, and 2022

	2023	2022

Revenue	$-	$-

Expenses:
State fees	1,300	-
Management fee	2,721	-
Professional fees	7,425	20,000
General and administrative	3,394	1,671
Total Operating expenses	14,840	21,671

Operating loss	(14,840)	(21,671)

Foreign exchange	-	-
Income (loss) before provision for
income taxes	(14,840)	(21,671)

Provision for income taxes	-	-

Net income (loss)	$(14,840)	$(21,671)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
Number of shares outstanding	161,050,000	161,050,000

See accompanying notes to financial statements.

Crown Baus Capital Corp.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended April 30, 2023, and 2022

	Preferred Stock		Common Stock		Additional Paid In	Cancelled Stock to be returned	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Deficit
Balance, April 30, 2021	-	$-	161,050,000	$161,050	$46,550,000	$(21,050)	$(46,412,466)	$(337,466)
Net loss for the year ended April 30, 2022	-	-	-	-	-	-	(21,671)	(21,671)
Balance, April 30, 2022	-	$-	161,050,000	$161,050	$46,550,000	$(21,050)	$(47,049,137)	$(359,137)
Stock subscription	-	-	-	-	-	7,220	-	7,220
Cancellation of debt	-	-	-	-	125,911	-	-	125,911
Net Loss for the year ended April 30, 2023	-	-	-	-	-	-	(14,840)	(14,840)
Balance, April 30, 2023	-	$-	161,050,000	$161,050	$46,675,911	$(13,830)	$(47,063,977)	$(240,846)

See accompanying notes to financial statements.

Crown Baus Capital Corp.
Statements of Cash Flows
For the Years Ended April 30, 2023, and 2022

	2023	2022
Cash flows from operating activities:
Net income (loss)	$(14,840)	$(21,671)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on debt settlement	-	-
Changes in operating assets and liabilities:
Prepaid consulting	(1,275)	-
Accounts payable and accrued expenses	(81,171)	16,034
Net cash used by operating activities	(97,286)	(5,637)
Cash flows from financing activities:
Proceeds from notes payable and subscription	27,471	-
Cancellation of debt	125,911	-
Payment on stockholders' loans	(50,804)	4,671
Net cash provided by financing activities	102,578	4,671
Net increase (decrease) in cash	5,292	(966)
Cash at beginning of period	59	1,025
Cash at end of period	$5,351	$59
Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
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

During  the period from inception through April 30, 2017, the Company had not been successful in facilitating its various operational plans. This situation created the vast majority of operating losses and because of the issuance of shares and their market prices created the bulk of the additional paid in capital represented on the current balance sheet.   From May 1, 2017 through April 2020 the Company issued shares for contractual purposes all of which have been returned for cancellation. Since current management took control in fiscal 2021there have been no new common shares issued and a new business plan has been implemented as discussed below.

Our current strategy is to identify companies in industries that complement the expertise of our management team, Board of Directors, and partners.  Our management’s track record provides a highly attractive opportunity for prospective targets looking for proven value, liquidity, and capital procurement.

The Company is focused on becoming a global acquisitions-based company for being a retailer of high-end commodities either through acquisition of inventory or by sales contract with the commodity owners.

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America and with the requirements for Form 10-K and Regulation S-X.

Going Concern

Since inception, the Company has had an accumulated deficit of $47,063,977. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended April 30, 2023, to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company.  The Company did not have operations for the year ended April 30, 2023, or 2022.

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

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. On April 30, 2022, and 2023, the Company had $59 and $5,351 in cash and no other cash equivalents, respectively.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2015 through 2023, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined at the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at, April 30, 2023.

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

The Company does not have any unrecognized tax benefits as of April 30, 2022, and 2023 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of April 30, 2022, and 2023 .

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

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2023, a stockholder of the Company loaned the Company $0 to pay for certain expenses. Total loans payable to stockholders, on April 30, 2023, and 2022, totaled $17,190 and $67,995, respectively. The loans bear no interest and are payable on demand.

Management Agreements

For the years ended April 30, 2023, the following executive compensation was recorded:

None.

NOTE 5. LOANS PAYABLE

During the year ended April 30, 2023, the Company issued a note payable for cash of $20,251. The note is payable on demand and will cost 100,000 common shares when paid plus the cash basis.

NOTE 6. STOCKHOLDERS' DEFICIT

Authorized

The Company is authorized to issue 199,920,000 shares of common stock, having a par value of $0.001 per share.

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

On March 20, 2023, the Company authorized 80,000 Series A Convertible Preferred shares for the purchase of a commodity. The shares will be released when the State of Nevada has stamped the Stock Designation amendment.

The Company has not issued any warrants or stock options.

NOTE 7. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of April 30, 2023, the Company has operating loss carry forwards of approximately $46,444,389 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit on  April 30, 2023, and 2022 is based on the current Federal statutory income tax rate of 21% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended April 30, 2023, and 2022:

	Years Ended April 30,
	2023	2022
Tax benefit at the federal statutory rate	$47,063,977	$47,049,137

Non-deductible costs	-	-
Decrease in valuation allowance	(47,063,977)	(47,049,137)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability on April 30, 2023, and 2022 are as follows:

	April 30,
	2023	2022
Deferred tax assets	$9,883,435	9,880,318

Valuation allowance	(9,883,435)	(9,880,318)

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

On April 30, 2023, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $47,063,977. These losses expire in varying amounts between April 30, 2033, and 2043.

NOTE 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss as a result of the investment necessary to achieve its operating plan, which is long-range in nature. For the period ending April 30, 2023, the Company incurred a net loss of approximately $47,063,977 In addition, the Company has no significant assets or revenue generating operations at, April 30, 2023.

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

In performing the above-referenced assessment, management had concluded that as of April 30, 2023, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weakness including those described below:

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

Management conducted an evaluation of the effectiveness, as of April 30, 2023, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Except as set forth in the summary compensation table below, during the fiscal years ended April 30, 2019, and 2021, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in existence.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation accrued during the years ended April 30, 2023, and 2022 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Charles Kwon	2023	$-	$-	$-	$-	$-
President and Director	2022	-	-	-	-	-
Andy Jagpal	2023	$-	$-	$-	$-	$-
CEO, CFO, President and Director	2022	-	-	-	-	-

Employment Agreements

None.

Compensation of Directors

During the fiscal years ended April 30, 2022, and 2023, respectively, except as set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 30, 2023, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all the people named have sole voting and investment power with respect to such shares, except as otherwise noted. On April 30, 2023, 161,050,000 shares of the Company's common stock were outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Victor Mokuolu, CPA PLLC  for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $8,000 for the year ended April 30, 2023.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2023, and $0 expenses for year ended April 30, 2022.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

ITEM 15. SUBSEQUENT EVENT

For the year ended April 30, 2023, the company issued 1,000 shares of the Company’s preferred stock for the acquisition of certain assets valued at $48,000,000 with the remainder in a note payable of $47,999,999. This acquisition will close upon the filing of this document in August 2023.

PART IV

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description of Exhibit
3.3	Amended Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed July 17, 2014)
31.1	Certification by Andy Jagpal, Chief Executive Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
31.2	Certification by T.J. Singh Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act 2002 filed herewith
32.1	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification as required under Section 906 of Sarbanes-Oxley Act of 2002 filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

