Form 10-Q
period 2023-07-31
Crown Baus Capital Corp.
filed 2023-10-10
CIK 1554906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

Commission File Number: 333-183239

CROWN BAUS CAPITAL CORP
(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0373498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204-2383 King George Blvd

Surrey, BC V4A5A4 Canada

(Address of principal executive offices)

(855) 305-9945

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001	CBCA	Expert Markets OTC Markets

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

CROWN BAUS CAPITAL CORP

Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWN BAUS CAPITAL CORP

CONDENSED BALANCE SHEETS

(unaudited)

	July 31, 2023	April 30, 2023

ASSETS
CURRENT ASSETS:
Cash	$5,915	$5,351
Prepaid expenses	-	1,275
Total Current Assets	5,915	6,626

OTHER ASSETS:
Investment	-	-

Total Assets	$5,915	$6,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,556	$10,031
Notes payable	-	-
Convertible notes payable – non-affiliates	240,132	220,251
Notes payable stockholders’	17,190	17,190
Total Liabilities	262,878	247,472
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 80,000 and 0 shares authorized; issued and outstanding 0 and 0, respectively	-	-
Common stock, $0.001 par value; 199,920,000 and 200,000,000 shares authorized; issued and outstanding 161,050,000 and 161,050,000, respectively	161,050	161,050
Additional paid in capital	46,675,911	46,675,911
Cancellation receivable	(21,050)	(21,050)
Stock subscription	7,220	7,220
Deficit accumulated during development stage	(47,080,094)	(47,063,977)
Total Stockholders’ Deficit	(256,963)	(240,846)
Total Liabilities and Stockholders’ Deficit	$5,915	$6,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31.
	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES

Management fees	1,977	-
Professional fees	11,500
General and administrative	2,634	-
Total Operating Expenses	16,111	-

LOSS FROM OPERATIONS	(16,111)	-

OTHER INCOME (EXPENSE):
Debt settlement	-	-
Interest expense – other	(6)	-
Total Other Income (Expense)	(6)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(16,117)	-

PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$(16,117)	$-

Basic Per Share Data:
Net Gain (Loss) Per Share – basic	$0.00	$0.00

Weighted Average Common Shares Outstanding:
Basic	161,050,000	161,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2023	2022
OPERATING ACTIVITIES
Net gain (loss)	$(16,117)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement
Stock issued for services
Forgiven debt and accrued interest
Changes in operating assets and liabilities:
Prepaid consulting	1,275
Accounts payable and accrued expenses	(4,475)
Net cash used in operating activities	(19,317)

Cash flows provided by financing activities:
Proceeds from convertible debt
Proceeds from notes payable	19,881
Net cash provided by financing activities	19,881

NET INCREASE IN CASH	564	-
CASH BEGINNING OF PERIOD	5,351	59
CASH END OF PERIOD	$5,915	$59
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$6	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROWN BAUS CAPITAL CORP

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED July 31, 2023

(UNAUDITED)

	Common Stock		Cancellation	Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Receivable	Capital	Subscription	Deficit	Deficit

Balance
April 30, 2023	161,050,000	$161,050	$(21,050)	$46,675,911	$7,220	$(47,063,977)	$(240,846)

Net loss July 31, 2023						(16,117)	(16,117)
Balance
July 31, 2023	161,050,000	$161,050	$(21,050)	$46,675,911	$7,220	$(47,080,094)	$(256,963)

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

THREE MONTHS ENDED July 31, 2023

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on August 11, 2023.

Going Concern

Since inception, the Company has had a cumulative net loss of $47,080,092. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the three months ended July 31, 2023, to ensure appropriate funding is on hand for its limited operations.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life or written off if a product is abandoned. For the three months ended July 31, 2023, the Company incurred no development costs. As of July 31, 2023, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of July 31, 2023, that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of July 31, 2023, and April 30, 2023.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. on, July 31, 2023, the Company had $5,915 cash.

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

In April 2023, the Company entered into a promissory note with a non-affiliate for the sum of $40,000 with the interest to be paid in shares of stock and with the note to be paid during the current fiscal year with the stock issued when the company is current in its filings.

In April 2023, the Company entered into an agreement to receive $7,220 in cash for a note convertible into shares at market when available.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2023.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-

As of July 31, 2023, the Company had no derivative instruments.

NOTE 7. STOCKHOLDERS’ DEFICIT

Authorized

The Company is authorized to issue 200,000,000 shares of common stock, having a par value of $0.001 per share.

Issued and Outstanding

Common Stock

On, July 31, 2022, the Company there is 161,050,000 shares of common stock outstanding.

On July 31, 2023, the Company has 0 shares of preferred stock outstanding.

Warrants Issued for Services

As of July 31, 2023, the Company had no outstanding warrants.

NOTE 8. SUBSEQUENT EVENT

In August 2023, the Company issued 1,000 shares of Series A Convertible Preferred Stock in preparation for an acquisition expected to be completed following the filing of this document.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended July 31, 2023. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Going Concern

In their report for our 2023 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Liquidity and Capital Resources

As of July 31, 2023, and April 30, 2023, the Company had cash on hand of $5,915 and $5,351, respectively. The Company had a change in cash flow of $564 for the three months ended July 31, 2023, resulting primarily from the operations of the Company’s activities in general operations and the receipt of loan proceeds.

As of July 31, 2023, we had cash of $5,915 and our working capital deficit was $256,964.

As of July 31, 2023, we generated revenues of $0 and a net loss of $16,117 as compared to July 31, 2022, revenues of $0 and a net loss of $0. The net loss for the current period of measurement is mainly comprised of general and administrative expenses, professional and management fees. As of July 31, 2023, we have a cumulative net loss of $47,080,092. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending July 31, 2023, on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Cash Flows - Operating Activities	Three Months Ended July 31,
	2023	2022
Net cash provided by (used in) operating activities	$(19,317)	$-

Net cash (used in) investing activities	-	-
Net cash provided by financing activities	19,881	-
Net (decrease) increase in cash	$564	-

Cash provided by financing activities in the period ended July 31, 2023, is $0.

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

The Company has a cumulative net loss of $47,080,092 on July 31, 2023. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended July 31, 2023, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2023.

In connection with the preparation of our financial statements for the three months ended July 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended July 31, 2023, there has been  no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended April 30, 2023, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended July 31, 2023:

In August 2023, the Company issued 1,000 Series A Convertible Preferred shares in preparation for the purchase of $48,000,000 in inventory commodities expected to be completed before the end of the month.

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

________

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